Form 10-Q
period 2024-09-30
JUPITER NEUROSCIENCES, INC.
filed 2024-12-23
CIK 1679628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

JUPITER NEUROSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Commission File Number: 001-41265

Delaware	47-4828381
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

1001 North US HWY 1, Suite 504

Jupiter, Florida 33477

(Address of Principal Executive Offices) (Zip Code)

(561) 406-6154

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	JUNS	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of December 23, 2024, the Company has 33,103,860 shares of common stock issued and outstanding.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the ability of our preclinical studies and planned clinical trials to demonstrate safety and efficacy of our product candidate JOTROL, and other positive results;

●	the timing, progress and results of preclinical studies and clinical trials for JOTROL and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our research and development programs;

●	the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs and final FDA approval of JOTROL and any other future product candidates;

●	the timing, scope or likelihood of foreign regulatory filings and approvals;

●	our ability to develop and advance our current product candidate JOTROL and programs into, and successfully complete, clinical studies;

●	our manufacturing, commercialization, and marketing capabilities and strategy;

●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	the size of the market opportunity for our product candidate JOTROL, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	our expectations regarding the approval and use of our product candidate JOTROL in combination with other drugs;

●	our competitive position and the success of competing therapies that are or may become available;

●	our estimates of the number of patients that we will enroll in our clinical trials;

●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidate JOTROL;

●	our ability to obtain and maintain regulatory approval of our product candidate JOTROL;

3

●	our plans relating to the further development of our product candidate JOTROL, including additional indications we may pursue;

●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering JOTROL and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our product candidate JOTROL, and for the manufacture of our product candidate JOTROL for preclinical studies and clinical trials;

●	our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;

●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidate JOTROL;

●	the pricing and reimbursement of JOTROL and other product candidates we may develop, if approved;

●	the rate and degree of market acceptance and clinical utility of JOTROL and other product candidates we may develop;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our financial performance;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	the impact of laws and regulations;

●	our expectations regarding the period during which we will qualify as an emerging growth company under The Jumpstart Our Business Startups Act of 2012 and a smaller reporting company under the Securities Exchange Act of 1934, as amended;

●	our anticipated use of our existing resources and the proceeds from our initial public offering; and

●	the price of our common stock could be subject to rapid and substantial volatility. As a relatively small-capitalization company with relatively small public float, we may experience greater stock price volatility, extreme price run-ups, lower trading volume and less liquidity than large-capitalization companies. In addition, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our common stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

4

JUPITER NEUROSCIENCES, INC.

BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets:
Cash	$253	$28,478
Other current assets	261	261
Total current assets	514	28,739

Operating lease right of use asset, net	81,249	116,070
Other asset	3,783	3,783
Total assets	$85,546	$148,592

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$663,569	$546,014
Accrued compensation	2,003,176	1,562,041
Accrued interest	198,475	88,000
Current portion of operating lease liability	49,609	48,213
Note payable	1,377,778	-
Convertible notes payable, net of discount of $0	527,650	1,638,760
Note payable, related party	253,812	383,479
Derivative liability	606,787	1,505,398
Total current liabilities	5,680,856	5,771,905

Convertible notes payable, net of discount of $28,275 and $43,288	121,725	106,712
Operating lease liability, net of current portion	33,961	71,329
Total liabilities	5,836,542	5,949,946

Commitments and Contingencies (Note 8)

Stockholders’ Deficit:
Series A preferred stock, par value $0.0001; 5,000,000 shares authorized, nil shares issued and outstanding	-	-
Common stock, par value $0.0001; 125,000,000 shares authorized; 30,126,413 and 26,526,405 issued and outstanding	3,012	2,652
Additional paid in capital	18,815,494	17,778,498
Receivables for sale of common stock	(75,000)	-
Accumulated deficit	(24,494,502)	(23,582,504)
Total stockholders’ deficit	(5,750,996)	(5,801,354)
Total liabilities and stockholders’ deficit	$85,546	$148,592

The accompanying notes are an integral part of these unaudited financial statements

JUPITER NEUROSCIENCES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Federal contract revenue	$-	$-	$-	$-

Expenses:
Research and development	91,911	239,458	291,655	710,063
General and administrative	401,636	1,202,669	1,341,271	2,625,066
Total operating expenses	493,547	1,442,127	1,632,926	3,335,129

Operating loss	(493,547)	(1,442,127)	(1,632,926)	(3,335,129)

Other Income (Expenses):
Interest income	23	161	138	44,811
(Loss) gain on change in fair value of derivative liability	9,885	(34,086)	(53,257)	(15,458)
Interest expense	(107,382)	(80,610)	(217,821)	(160,322)
Gain (Loss) on extinguishment of debt	-	(217,527)	951,868	(887,946)
Gain on forgiveness of accrued compensation	-	-	40,000	-
Total other income (expenses), net	(97,474)	(332,062)	720,928	(1,018,915)

Net loss	$(591,021)	$(1,774,189)	$(911,998)	$(4,354,044)

Net loss per common share:
Basic	$(0.02)	$(0.07)	$(0.03)	$(0.16)
Diluted	$(0.02)	$(0.07)	$(0.03)	$(0.16)

Weighted average number of common stock outstanding:
Basic	31,065,688	26,402,153	27,829,820	26,396,183
Diluted	31,065,688	26,402,153	27,829,820	26,396,183

The accompanying notes are an integral part of these unaudited financial statements

JUPITER NEUROSCIENCES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid	Receivables for Sale of Common	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Stock	Deficit	Deficit
December 31, 2023	26,526,405	$2,652	$17,778,498	$-	$(23,582,504)	$(5,801,354)
Stock-based compensation	-	-	355,317	-	-	355,317
Issuance of restricted stock units for forgiveness of accrued salary	-	-	10,000	-	-	10,000
Issuance of stock options for forgiveness of accrued salary			50,000	-	-	50,000
Net operating loss	-	-	-	-	(634,100)	(634,100)
March 31, 2024	26,526,405	$2,652	$18,193,815	$-	$(24,216,604)	$(6,020,137)
Stock-based compensation	-	-	276,983	-	-	276,983
Restricted stock issued for consulting agreements	3,487,500	349	(349)	-	-	-
Sale of common stock, net of receivables of $75,000	112,500	11	149,989	(75,000)	-	75,000
Reconciling shares due to forward stock split	8	-	-	-	-	-
Net operating income	-	-	-	-	313,123	313,123
June 30, 2024	30,126,413	$3,012	$18,620,438	$(75,000)	$(23,903,481)	$(5,355,031)
Stock-based compensation	-	-	195,056	-	-	195,056
Net operating loss	-	-	-	-	(591,021)	(591,021)
September 30, 2024	30,126,413	$3,012	$18,815,494	$(75,000)	$(24,494,502)	$(5,750,996)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
December 31, 2022	26,371,519	$2,637	$11,652,094	$(18,798,815)	$(7,144,084)
Stock-based compensation	-	-	381,501	-	381,501
Purchase of common stock	18,750	2	24,998	-	25,000
Net operating loss	-	-	-	(1,747,250)	(1,747,250)
March 31, 2023	26,390,269	$2,639	$12,058,593	$(20,546,065)	$(8,484,833)
Stock-based compensation	-	-	350,862	-	350,862
Purchase of common stock	22,500	2	29,998	-	30,000
Net operating loss	-	-	-	(832,605)	(832,605)
June 30, 2023	26,412,769	$2,641	$12,439,453	$(21,378,670)	$(8,936,576)
Stock-based compensation	-	-	253,013	-	253,013
Issuance of restricted stock for forgiveness of accrued salary	-	-	1,866,445	-	1,866,445
Stock issued for amendment to convertible note			2,323,181		2,323,181
Net operating loss	-	-	-	(1,774,189)	(1,774,189)
September 30, 2023	26,412,769	$2,641	$16,882,092	$(23,152,859)	$(6,268,126)

The accompanying notes are an integral part of these unaudited financial statements

JUPITER NEUROSCIENCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net Loss	$(911,998)	$(4,354,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	53,257	15,458
Amortization of debt discounts	15,013	11,671
(Gain) Loss on extinguishment of debt	(951,868)	887,946
Gain on forgiveness of accrued compensation	(40,000)	-
Stock based compensation	827,357	985,376
Changes in operating assets and liabilities:
Decrease in other current assets	25,000	4,971
(Decrease) increase in operating lease right of use asset	(1,151)	199
Increase in accounts payable and accrued expenses	117,555	203,939
Increase in accrued compensation	541,135	1,898,095
Increase in accrued interest	110,475	26,573
Net cash used in operating activities	(215,225)	(319,816)

Cash Flows from Financing Activities:
Proceeds from note payable, related parties	137,000	260,000
Proceeds from sale of common stock	50,000	55,000
Net cash provided by financing activities	187,000	315,000

Net Change in Cash	(28,225)	(4,816)

Beginning of period	28,478	64,431
End of period	$253	$59,615

Supplemental disclosure of cash flow information:
Cash paid for interest	$56,891	$28,128
Cash paid for income taxes	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Convertible note issued as a settlement of a previously accrued liability	$-	$150,000
Restricted stock issued for forgiveness of salary	$10,000	$1,866,445
Stock options issued for forgiveness of salary	$50,000	$2,323,181
Note payable, related party assigned to Note payable	$266,667	$-
Receivables from Sale of Common Stock	$75,000	$-

The accompanying notes are an integral part of these unaudited financial statements

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 1 – Organization and Description of Business

Jupiter Neurosciences, Inc. (the “Company”) is a clinical stage research and development pharmaceutical company located in Jupiter, Florida. The Company incorporated in Delaware in January 2016. The Company has developed a unique resveratrol platform product primarily targeting treatment of neuro-inflammation. The product candidate, called JOTROL, has many potential indications of use for rare diseases, which of we primarily are targeting Mucopolysaccharidoses Type 1, Friedreich’s Ataxia, and MELAS. In the larger disease areas, we are primarily targeting Parkinson’s Disease and Mild Cognitive Impairment/early Alzheimer’s disease

On August 30, 2021, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the State of Delaware to change its name from Jupiter Orphan Therapeutics, Inc. to Jupiter Neurosciences, Inc.

JOTROL has the potential to deliver a therapeutically effective dose of resveratrol in the blood stream, using a unique patented micellar formulation, without causing gastrointestinal side effects. We expect JOTROL, based on the results of our Phase I study, will resolve the major obstacle of resveratrol’s poor bioavailability, which has been documented in various scientific articles describing previously conducted human trials with resveratrol as well as preclinical trial results in mice and rats

The Company’s activities and operations include a project funded by the U.S. National Institute on Aging, an institute of the U.S. National Institutes of Health (“NIH”): Safety and Pharmacokinetics of JOTROL for Alzheimer’s Disease, Federal Award Identification Number R44AG067907-01A1 (the “Award”). The project encompassed a Phase 1 dose finding pharmacokinetics (“PK”) study which was completed before December 31, 2021. The award end date was May 31, 2022. This Phase 1 PK study will be homogeneous for all indications where JOTROL will be used in Phase II and Phase III clinical trials.

On January 9, 2020, the Company effected a three-for-one (3:1) forward stock split whereby the Company (i) increased the number of authorized shares of common stock, $0.0001 par value per share, to 25,000,000 from 5,000,000 and (ii) increased by a ratio of three-for-one (3:1) the number of retroactively issued and outstanding shares of common stock. Proportional adjustments for the forward stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans.

On November 11, 2021, the Company increased the number of authorized shares of common stock, $0.0001 par value per share, to 45,000,000 from 25,000,000.

On January 25, 2022, the Company effected a one-for-two (1:2) reverse stock split whereby the Company (i) decreased the number of issued and outstanding shares of common stock, $0.0001 per share, from 13,076,608 to 6,538,304 and (ii) decreased by a ratio of one-for two (1:2) the number of retroactively issued and outstanding shares of common stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

On June 14, 2024, the Company increased the number of authorized shares of common stock, $0.0001 par value per share, to 125,000,000 from 45,000,000.

On June 14, 2024, the Company effected a fifteen-for-four (15:4) forward stock split whereby the Company (i) increased the number of issued and outstanding shares of common stock, $0.0001 par value per share, from 8,033,706 to 30,126,413 and (ii) increased by a ratio of fifteen-for-four (15:4) the number of retroactively issued and outstanding shares of common stock. Proportional adjustments for the forward stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the financial statements to reflect the forward stock split.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed financial statements reflect all adjustments (which are normal and recurring) that are necessary for a fair presentation of the financial position of the Company and its results of operations and cash flows for the periods presented. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s registration Statement filed with the SEC on September 13, 2024.

The results disclosed in the statements of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year 2024.

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the nine months ended September 30, 2024 and 2023, the Company had no revenues from product sales and incurred a net loss of $911,998 and $4,354,044, respectively. Net cash used in operations for nine months ended September 30, 2024 and 2023 was $215,225 and $319,816, respectively. As of September 30, 2024, the Company had a working capital deficit and accumulated deficit of $5,680,342 and $24,494,502, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Federal Contract Revenue

The Company recognizes federal contract revenue from the NIH Award in the period in which the allowable research and development expenses are incurred, and receivables associated with this revenue are included within federal contract revenue receivable on our balance sheets. This revenue is not within the scope of Accounting Standards Codification (ASC) 606 – Revenue from contracts with customers.

Federal Contract Receivable

Federal contract receivable represents amounts due to us under the NIH Award for valid expenditures expected to be reimbursed to us under the terms of the NIH contract.

Cash

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company invested a portion of cash balances in a high yield savings account, which are included as cash equivalents on the balance sheets. As of September 30, 2024 and December 31, 2023, the cash balances did not exceed the FDIC limit of $250,000.

Other Current Assets and Prepaid Expenses

Other current assets and prepaid expenses generally represent payments made for goods or services to be received within one year and are expensed as the related benefit is received.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 2 – Significant Accounting Policies, continued

Research and Development

Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, monitoring visits, clinical site activations, or information provided to us by our vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be. Total research and development costs for the three months ended September 30, 2024, and 2023 were $91,911 and $239,458, respectively. Total research and development costs for the nine months ended September 30, 2024, and 2023 were $291,655 and $710,063, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. As of September 30, 2024 and December 31, 2023, the Company concluded that a full valuation allowance is necessary for the net deferred tax assets. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements. The Company is subject to taxation in the U.S. Our tax years for 2021 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Loss Per Share of Common Stock

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, convertible notes payable, warrants, stock options, and unvested restricted stock, which would result in the issuance of incremental shares of common stock, as calculated using the treasury method. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation.

As of September 30, 2024, there were 1,359,375 warrants outstanding, 1,626,037 restricted stock units and 10,633,988 stock options and 13 convertible notes payable, which are convertible into restricted fully-paid and non-assessable shares of the Company’s common stock or units of common stock and warrants to purchase common stock, if units are offered in the Initial Public Offering equal to the indebtedness divided by 70% of the offering price paid per share of at which the IPO is made. Such securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

As of December 31, 2023, there were 1,359,375 warrants outstanding, 1,618,537 restricted stock units, and 10,336,882 stock options and 14 convertible notes payable, which are convertible into restricted fully-paid and non-assessable shares of the Company’s common stock or units of common stock and warrants to purchase common stock, if units are offered in the Initial Public Offering equal to the indebtedness divided by 70% of the offering price paid per share of at which the IPO is made.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 2 – Significant Accounting Policies, continued

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the recognition of expense related to the fair value of stock-based awards in the statements of operations. For stock options issued to employees, non-employees and members of our board of directors, the Company estimates the grant-date fair value of options using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and, for grants prior to our initial public offering, the value of the common stock. For awards subject to time-based vesting, the Company recognized stock-based compensation expense, on a straight-line basis over the requisite service period, which is generally the vesting term of the award.

Clinical Trial Expenses

As part of the process of preparing our financial statements, the Company is required to estimate expenses resulting from obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in the financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates based on estimates of services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of the accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect the estimates to be materially different from amounts actually incurred, understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with US GAAP. For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, and loans payable also approximate fair value because current interest rates available for debt with similar terms and maturities are substantially the same.

The Company follows accounting guidance for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 2 – Significant Accounting Policies, continued

Fair Value of Financial Instruments and Fair Value Measurements, continued

The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into six broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs, other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at each reporting period for each fair value hierarchy level:

	Derivative Liability 09/30/2024	Derivative Liability 12/31/2023
Level I	$-	$-
Level II	$-	$-
Level III	$606,787	$1,505,398
Total	$606,787	$1,505,398

Also see Note 5 - Convertible Debt and Derivative Liability.

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings. On the date of conversion or payoff of debt, the Company records the fair value of the conversion shares, removes the fair value of the related derivative liability, removes any discounts and records a net gain or loss on debt extinguishment. On January 1, 2020 the Company adopted ASU 2017-11 under which down-round Features in Financial Instruments will no longer cause derivative treatment. The Company applies the modified prospective method of adoption. There were no cumulative effects on adoption.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 2 – Significant Accounting Policies, continued

Convertible Notes with Embedded Derivative Liabilities

The Company has entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principle and accrued interest may be converted, by the holder, into shares of common stock at a fixed discount to the price of the common stock at or around the time of conversion upon certain trigger events. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

Recent Accounting Pronouncements

The Company has reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company’s adoption of this standard did not have a material impact on the Company’s financial statements.

All other newly issued accounting pronouncements that are not yet effective have been deemed immaterial or nonapplicable.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 3 – Related Party Transactions

During the nine months ended September 30, 2024, the Company’s CEO loaned the Company an additional $137,000. The loans are due on demand and accrue interest at 3% per year.

The Company’s Chief Executive Officer (CEO) has loaned the Company working capital since inception. The balance of the loans to the CEO as of September 30, 2024 and December 31, 2023 was $228,812 and $358,479, respectively. The loan is due on demand and accrues interest at 3% per year. Accrued interest relating to the loan was $17,644 and $11,308 as of September 30, 2024 and December 31, 2023, respectively, and is included in accrued interest on the accompanying balance sheets.

During the year ended December 31, 2023, an employee loaned the Company $25,000. The balance of the loan as of September 30, 2024 and December 31, 2023, was $25,000. The loan is due on demand and accrues interest at 3% per year. Accrued interest related to the loan was $1,288 and $723 as of September 30, 2024 and December 31, 2023, respectively, and is included in accrued interest on the accompanying balance sheet.

Accrued compensation includes partially accrued salaries to executives since inception. Since inception, executive salaries have been paid in cash when the Company’s cash flow has permitted such payment. During 2020, the Company began consistently paying salaries at 50% of the salaries reflected in the respective employment agreements. As of September 2021, the Company began paying full salaries. Throughout 2022, the Company returned to paying partial salaries and by November 2022 the Company stopped paying salaries 100% in an effort to conserve cash.

On September 29, 2023, various employees and board members agreed to forgive accrued compensation in the amount of $4,189,626. In exchange of the forgiveness the Company issued an aggregate of 2,353,661 stock options with an exercise price of $1.33 and an aggregate of 1,399,834 restricted stock units with a grant date value of $1.33 in exchange for the aggregate forgiveness of compensation in the amount of $4,189,626. Additionally, the Company agreed to a bonus of $513,013 for the employees and a bonus of $70,200 to the board members, to be paid upon the occurrence of a successful IPO in exchange for the forgiveness of the afore-mentioned accrued compensation.

On December 18, 2023, various employees and board members agreed to amend the accrued compensation debt forgiveness dated September 29, 2023. Pursuant to the amendment the cash bonuses of $513,013 for the employees and a bonus of $70,200 to the board members agreed to on September 29, 2023, were forgiven, and no cash will be paid upon a successful IPO. In addition, the options issued in connection with the forgiveness dated September 29, 2023, have been amended to vest fully on the effective date of the new amendment. In addition, the restricted stock unit issued in connection with the forgiveness dated September 29, 2023, were terminated and replaced with 1,399,834 restricted stock units that vest upon the earlier occurrence of the initial public offering or a change of control of the Company. In exchange for the forgiveness of the accrued bonuses the Company issued an aggregate of 289,294 stock options with an exercise price of $1.33 and an aggregate of 218,703 restricted stock units with a grant date value of $1.33 in exchange for the aggregate forgiveness of compensation in the amount of $583,213.

On March 15, 2024, a former executive agreed to forgive $100,000 of accrued compensation in exchange for 49,605 options to purchase common stock and 7,500 restricted stock units, The options to purchase common stock have a strike price of $1.33. The option had a grant date fair value of $50,000. The Company recorded a gain on the forgiveness of accrued compensation in the amount of $40,000.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 3 – Related Party Transactions, continued

On April 29, 2024, the Company, the Holder of the Note II and the CEO entered into an amendment in which the CEO agrees to exchange 685,867 shares issued to the Holder in exchange for his related party notes that accrued interest at 3% that are due from the Company in an aggregate principal amount of $266,667 and the Holder agreed to forfeit all rights to all additional future shares from the Company that would of become due upon a qualified offering as well as the conversion option. Therefore, the principal amount of the note was increased to $1,377,778 and the exchange debt follows the requirements of Note II. See Note 5 – Convertible Debt and Derivative liability – Senior Secured Note – Formerly known as the Convertible Debt I for more details.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Accounts payable	$205,795	$189,495
Professional fees	219,927	174,053
License fee	206,250	150,000
Credit cards	31,597	32,466
Total accounts payable and accrued expenses	$663,569	$546,014

As of September 30, 2024 and December 31, 2023, $153,900 and $67,750, respectively, was due to a Company wholly owned by the Company’s Chief Financial Officer, who also is an option holder. The amount is included in accrued compensation on the Company’s balance sheets.

Accrued compensation of $2,003,176 and $1,562,041 as of September 30, 2024 and December 31, 2023, respectively, includes accrued salaries and health benefits to executives since inception and board fees. Since inception, executive salaries have been paid in cash when the Company’s cash flow has permitted such payment. During 2020, the Company began consistently paying salaries at 50% of the salaries reflected in the respective employment agreements. As of September 1, 2021, the Company began paying full salaries. Throughout 2022, the Company returned to paying partial salaries and by November 2022 the Company stopped paying salaries 100% in an effort to conserve cash. Starting the fourth quarter of 2023 the Company’s executives agreed to reduce their salaries with 80% until an initial public offering. See Note 3 – Related Party Transactions for details related to forgiveness of accrued compensation.

Note 5 – Convertible Debt and Derivative Liability

Convertible Debt I

Between August and December 2021, the Company executed twelve convertible promissory notes (“Notes I”) for $527,650 in proceeds with a maturity date of July 31, 2022, and interest rate of 1%. The Notes I will automatically convert into equity securities on the first business day following effectiveness of an initial public offering of common stock with the Securities and Exchange Commission (“IPO”). Upon IPO, the outstanding principle of the Notes I and all unpaid accrued interest will automatically convert into a number of restricted fully paid and non-assessable shares of common stock, or units of common stock and warrants to purchase common stock if units are offered to the public in the IPO, equal to the indebtedness divided by 70% of the offering price paid per share at which the IPO is made. For the avoidance of doubt, in the event the IPO is not declared effective prior to the maturity date, none of the indebtedness shall convert or be convertible into shares of Common Stock.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 5 – Convertible Debt and Derivative Liability, continued

Convertible Debt I, continued

At the time of execution, the Company recorded a debt discount of $257,650 based on the fair value of the embedded conversion feature of Notes I, which was amortized into interest expense over term of Notes I, each with a maturity date of July 31, 2022. On August 6, 2022, the Notes I were amended to extend the maturity date to January 31, 2023, and increase the interest rate to 5%. All other terms remain the same as previously stated in Notes I. The impact of the amendment is prospective and increased accrued interest by $23,072 and is included in accrued interest on the accompanying balance sheet. On February 2, 2023, the Notes I were amended to extend the maturity date to December 31, 2023. During January 31, 2024, the Company and all Note I holders agreed to amend and extend the maturity date of their notes to December 31, 2024. The holders waived any default under the original notes prior to the amendment date. With the amendments the applicable interest rate to Notes I increased to 10% effective from January 1, 2024. The amendments were accounted for as a modification and not an extinguishment of debt, therefore there was no gain recorded in the statement of operations.

See Note 9 – Subsequent events – Convertible Debt I for the subsequent conversion of the Note I upon the closing of the offering.

Senior Secured Note – Formerly Known as the Convertible Debt I

The Note - On April 11, 2022, the Company entered into a securities purchase agreement with an accredited investor (the “Holder”). Pursuant to the terms of the securities purchase agreement, the Company received aggregate gross proceeds of $1,000,000, less loan origination costs of $22,667, and issued a (i) 10% original issue discount senior secured convertible note (the “Note II”) in the principal amount of $1,111,111 and (ii) 514,403 shares of common stock.

The Company will have the right at any time to redeem in cash all or a portion of Note II at 120% (or 125% on or after the first six months from the closing) of the principal amount thereof plus any unpaid accrued interest to the date of repayment.

Pursuant to the terms of the securities purchase agreement, the Company received aggregate gross proceeds of $1,000,000, less loan origination costs of $22,667, and issued a (i) 10% original issue discount senior secured convertible note (the “Note II”) in the principle amount of $1,111,111 and (ii) 514,403 shares of common stock.

Upon an Event of Default (as defined therein) interest shall accrue at 1 1/2% per month and the 125% of principal and interest through maturity shall be due and payable. At the Holder’s option the Holder shall be entitled to be paid in cash or after the Qualified Offering (as defined in the Purchase Agreement) common stock with the conversion price of the common stock equal to a 30% discount to the lowest closing price of the common stock for the 20 prior trading days.

On October 10, 2022, Note II was amended to postpone the commencement of the principal payments from October 11, 2022 to November 11, 2022. As consideration for the amendment, an additional 42,867 shares of common stock were issued to the Holder on October 10, 2022, valued at 1/12th of the original 514,403 shares issued at commencement of Note II.

On November 10, 2022, Note II was amended to postpone the commencement of the principle from November 11, 2022 to February 11, 2023 and payable in three monthly installments. An additional 128,599 shares of common stock were issued to the Holder on November 10, 2022, value at 1/4th of the original 514,403 shares issued at commencement of Note II.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 5 – Convertible Debt and Derivative Liability, continued

Senior Secured Note – Formerly Known as the Convertible Debt II, continued

On February 6, 2023, Note II was amended to postpone the commencement of the principle to February 28, 2023. On March 6, 2023, Note II was amended to postpone the commencement of the principal from February 11, 2023 to May 31, 2023. The Company and the noteholder agreed to a repayment plan on past due interest. In addition, the Company agreed to prepay in cash the aggregate principal amount of the Note II of 120% (or 137.5% on or after the first six months from closing) plus any accrued interest on the sale of all the assets of the Company and its subsidiaries, upon the Change of Control, or on a Qualified Offering. Upon default of Note II, the Company agrees to pay 137.5% of the outstanding note principal, and accrued interest through maturity and all liquidation damages. As a result of the material modification, the incremental fair value of the modified derivative was classified as a debt extinguishment. Due to the extension of the maturity date of the convertible note, the fair value of the derivative liability increased. This resulted in the Company recording a loss on extinguishment of debt of $670,419.

On September 22, 2023, Note II was amended to postpone the commencement of the principle to December 31, 2023. The Company and the noteholder agreed to a repayment plan on past due interest. In addition, the Company agreed to prepay in cash the aggregate principal amount of the Note II of 120% (or 150% on or after the first six months from closing) plus any accrued interest on the sale of all the assets of the Company and its subsidiaries, upon the Change of Control, or on a Qualified Offering. Upon default of Note II, the Company agrees to pay 150% of the outstanding note principal and accrued interest through maturity and all liquidation damages. In addition, upon closing the Note Holder will receive 175% stock coverage. As a result of the material modification, the incremental fair value of the modified derivative was classified as a debt extinguishment. Due to the extension of the maturity date of the convertible note, the fair value of the derivative liability increased. This resulted in the Company recording a loss on extinguishment of debt of $217,527.

On April 29, 2024, the Company, the Holder of the Note II and the CEO entered into an amendment in which the CEO agrees to exchange 685,867 shares issued to the Holder in exchange for his related party notes that accrued interest at 3% that are due from the Company in an aggregate principal amount of $266,667 and the Holder agreed to forfeit all rights to all additional future shares from the Company that would of become due upon a qualified offering as well as the conversion option. Therefore, the principal amount of the note was increased to $1,377,778 and the exchange debt follows the requirements of Note II. In addition, the Holder agreed to extend the note maturity date to August 11, 2024. The note shall be designated as a 10% original issued discount secured note (“Senior Secured Note”) moving forward. The Senior Secured Note and interest will become due and payable upon the earliest of the maturity date or upon the occurrence of a qualified event. The note is recorded on the balance sheet under note payable. As a result of the conversion feature of the note being removed the Company recorded a one-time gain on the modification of the debt of $951,868 and a new derivative liability of $407,494 was recorded related to the Senior Secured Note.

On August 8, 2024, the Company, and the Holder of the Senior Secured Note entered into an amendment to extend the maturity date of the Senior Secured Note to October 11, 2024. See Note 9 – Subsequent Events – Senior Secured Note – Formerly Known as the Convertible Debt II for the subsequent extension and repayment of the Senior Secured Note.

Ancillary Agreements - In connection with the Company’s obligations under Note II, the Company entered into a security agreement and intellectual property security agreement with the Holder, pursuant to which the Company granted a security interest on all assets of the Company, including all intellectual property of the Company, for the benefit of the Holders, to secure the Company’s obligations under Note II and the other transaction documents.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 5 – Convertible Debt and Derivative Liability, continued

Convertible Debt III

On March 1, 2023, the Company issued a convertible promissory note (the “Note III”) with a principal amount of $150,000 as part of a settlement agreement with an investor relations firm. Note III matures on February 28, 2026 and accrues interest at 5% annually which compounds quarterly. Note III is convertible upon election of the holder upon a qualified financing of at least $5,000,000 into shares of common stock equal to 70% of the per share price of the equity issued in the qualified financing. Note III is also convertible upon the completion of an IPO by the Company into shares of common stock equal to 70% of the per share price of the equity issued in connection with the IPO. In both cases the Holder can elect to receive the principal and accrued interest instead of converting the note.

During the three months ended September 30, 2024 and 2023, $96,924 and $36,546, respectively, are included in interest expense for the combined convertible Notes I, II and III on the accompanying statements of operations. During the nine months ended September 30, 2024 and 2023, $186,906 and $107,214, respectively, are included in interest expense for the combined convertible Notes I, II and III on the accompanying statements of operations. As of September 30, 2024 and December 31, 2023 the balance of the combined convertible promissory Note I, II and III was $649,375 and $1,745,472, respectively, net of the debt discount and loan origination costs of $28,275 and $43,288, respectively. As of September 30, 2024 the balance on the Senior Secured Debt was $1,377,778.

See Note 9 – Subsequent Events – Convertible Debt III for the subsequent repayment of the Note III.

Derivative Liability Pursuant to Convertible Debt

In connection with the issuance of the Notes, the Company determined that the terms of Notes contain an embedded conversion option to be accounted for as a derivative liability due to the Holder having the potential to gain value upon IPO. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in Notes was accounted for as derivative liability and debt discount at the date of issuance and has been adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option was determined using the Monte Carlo valuation model.

In connection with the issuance of Notes I, on the initial measurement date of September 2021, the fair value of the embedded conversion option of $257,650 was recorded as derivative liability and debt discount to be amortized into interest expense over the terms of the Notes.

In connection with the issuance of Note II, on the initial measurement date of April 2022, the fair value of the embedded conversion option of $346,000 and the fair value of the Share True Up of $34,000 was recorded as derivative liability and a debt discount to be amortized into interest expense over the term of Note II. An additional discount of $421,111 was recorded on the initial measurement date for the 10% original issue discount of $111,111 and the relative fair value of the allocation of proceeds to the 514,403 shares of common stock issued, valued at $310,000, to be amortized into interest expense over the term of Note II.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 5 – Convertible Debt and Derivative Liability, continued

Derivative Liability Pursuant to Convertible Debt, continued

During the three and nine months ended September 30, 2023, the derivative liabilities were revalued, and a $217,527 and $887,946, respectively, adjustment was recorded as a loss on extinguishment of debt to other expenses reflected in the accompanying statements of operations.

During the three and six months ended September 30, 2024, the derivative liability was revalued, and a $0 and $951,868, respectively, gain was recorded on the modification of the Note II, now known as the Senior Secured Note, with in other income in the accompanying statements of operations.

The Company also recorded a $9,885 and $(34,086), adjustment as a gain (loss) on the change in the fair value of the derivative liability for the three months ended September 30, 2024 and 2023. The Company also recorded a $(53,257) and $15,458,adjustment as a (loss) on the change in the fair value of the derivative liability for the nine months ended September 30, 2024 and 2023.

The fair value of the derivative liability of Notes I, Note II and Note III was estimated using the Monte Carlo Valuation model at issuance and each reporting period with the following assumptions:

	NOTE III	NOTES I, II & III	NOTES I, II & III
	March 1, 2023 (Issuance)	December 31, 2023	September 30, 2024
Dividend Rate	-	-	-
Term	0.25	0.25	0.13
Volatility	90%	90%	90%
Risk-free rate	N/A	4.70%	5.00%
Probability of IPO	60%	60%	60%

A summary of activity of the derivative liability pertaining to the Notes is presented below:

Derivative Liability
Balance at December 31, 2022	$710,599
Fair value at issuance March 1, 2023	55,604
Fair value on date of amendment, net	887,946
Fair value change	(148,751)
Balance at December 31, 2023	$1,505,398
Fair value change	53,257
Extinguishment of derivative liability - Note II	(1,359,362)
Fair value at issuance on April 29, 2024 - Senior Secured Note	407,494
Balance at September 30, 2024	$606,787

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 6 – Stockholders’ Deficit

Common Stock

The Company is authorized to issue 125,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Company had 30,126,413 shares of common stock issued and outstanding as of September 30, 2024. There was no preferred stock issued and outstanding as of September 30, 2024.

On June 3, 2024, the Company entered into a three 36-month service agreement with three different entities. The Company issued an aggregate of 3,487,500 restricted shares of common stock, 1,162,500 restricted shares of common stock to each entity. The shares will be registered upon an IPO as long as an IPO happens no later than March 31, 2025. In addition, each of the entities agreed to purchase 37,500 shares each of the Company’s common stock at a price of $1.33 per share prior to the occurrence of the IPO. As of September 30, 2024, the Company issued 37,500 common stock and the Company received an aggregate of $75,000 for the sale of the Company’s common stock. See Note 9 – Subsequent events for cash received subsequent to September 30, 2024 related to the sale of the Company’s common stock. These shares will also be registered upon an IPO as long as an IPO happens no later than March 31, 2025. Either party is able to terminate the respective agreement with no liability upon the occurrence of i) the Company failing to raise at least $10 million in gross proceeds from an IPO prior to May 31, 2025, ii) if either party is involved in any illegal activity or iii) at any time as long as both parties agree to it. The Company has the obligation to register the shares upon the occurrence of an IPO. Therefore, until the obligations are met the aggregate value of $4,638,375 related to the 3,487,500 restricted shares will not be recognized by the Company. Once the obligations are met the Company will recognize compensation expense from the effective date of the agreement through the date the obligations are met with the remaining expense being amortized over the remaining term of the 36-months per the services agreements. If the obligations were met as of September 30, 2024, the Company would have recorded compensation expense for services provided of $504,077.

See Note 8 – Commitment and Contingencies – Service agreements for details related to sale of common stock per the service agreements.

Stock Options

The Company grants stock awards to officers, employees, directors, and other key persons pursuant to its 2021 Equity Incentive Plan (“the Plan”).

During the three and nine months ended September 30, 2024 the Company recognized stock-based compensation of $195,056 and $827,356, respectively, related to vested stock options. There was $466,416 unvested stock options expense as of September 30, 2024.

On January 1, 2023, the Company granted a non-qualified stock option to purchase 562,500 shares of Common Stock to our Chief Financial Officer, at an exercise price of $1.33 per share. The option had a grant date fair value of $589,500.

On April 1, 2023, the Company granted non-qualified stock option to purchase an aggregate of 562,500 shares of Common Stock to an employee and consultants, at an exercise price of $1.33 per share. The options had an aggregate grant date fair value of $577,500.

On January 24, 2024, the Company granted 180,000 stock options to a consultant with an exercise price of $1.33 per share. The option had a grant date fair value of $190,560.

On April 17, 2024, the Company granted 67,500 stock options to a consultant with an exercise price of $1.33 per share. The option had a grant date fair value of $73,459.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 6 – Stockholders’ Deficit, continued

Stock Options, continued

See Note 3 – Related Party Transactions above for details related to options issued for forgiveness of accrued salaries.

A summary of activity for the nine months ended September 30, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	10,336,883	$1.00	7.41	$3,316,119
Granted	297,105	1.33
Exercised	-	-
Forfeited	-	-
Outstanding as of September 30, 2024	10,633,988	$1.02	6.25	$3,316,141
Exercisable as of September 30, 2024	10,186,012	$1.01	6.15	$3,316,141

The following table summarized information about employee stock options outstanding as of September 30, 2024:

	Outstanding Options		Vested Options
Exercise Price	Number Outstanding at September 30, 2024	Weighted Average Remaining Life	Number Exercisable at September 30, 2024	Weighted Average Remaining Life
$0.01	675,000	1.25	675,000	1.25
$0.74	1,657,560	4.32	1,657,562	4.32
$0.80	2,783,243	4.54	2,783,238	4.54
$1.33	5,461,935	8.33	5,013,962	8.31
$2.16	56,250	6.71	56,250	6.71
	10,633,988	6.25	10,186,012	6.15

Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2022	1,359,375	$0.80	2.93
Granted	-	-	-
Forfeited	-	-	-
Outstanding as of December 31, 2023	1,359,375	$0.80	1.93
Granted	-	-	-
Forfeited	-	-	-
Outstanding as of September 30, 2024	1,359,375	$0.80	1.18

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 6 – Stockholders’ Deficit, continued

Restricted Stock Units

On September 29, 2023, the Company issued an aggregate of 1,399,834 restricted stock units with a grant date value of $1.33 per unit in exchange for the forgiveness of accrued compensation. Pursuant to the amendment dated December 18, 2023, the restricted stock units shall vest on the on earlier event of either the occurrence of an initial public offering or in the event of change of control of the Company. The restricted stock units have an aggregate grant date fair value of $1,866,445.

On December 18, 2023, the Company terminated 1,399,384 restricted stock units and issued an aggregate of 1,618,537 restricted stock units with a grant date value of $1.33 in exchange for the forgiveness of accrued compensation. The restricted stock units shall vest on the earlier event of either the occurrence of an initial public offering or in the event of change of control of the Company. The restricted stock units have an aggregate grant date fair value of $2,158,050.

On March 15, 2024, the Company issued 7,500 restricted stock units with a grant date value of $1.33 per unit in exchange for the forgiveness of accrued compensation. The restricted stock units shall vest on the earlier event of either the occurrence of an initial public offering or in the event of change of control of the Company.

As of September 30, 2024, the Company had an aggregate of 1,626,037 restricted stock units outstanding with an aggregate fair value of $2,195,550.

Note 7 – Concentrations

The Company’s grant revenues and grant receivables are from the NIH Award. The Company expects to maintain the relationship with the NIH.

Note 8 – Commitments and Contingencies

Legal Matters

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s results of operations for that period or future periods.

On July 19, 2022, Tiberend Strategic Advisors (“Tiberend”), an entity that the Company had previously engaged as a communications and investor relations firm, filed a summons for civil action in the District Court of Southern Florida against the Company alleging non-payment by the Company under a services agreement (the “Services Agreement”) with Tiberend in the amount of $130,400. The Company and Tiberend entered into a full settlement and release agreement in exchange for a $150,000 convertible promissory note in March 2023. See Note 5 – Convertible Debt and Derivative Liability – Convertible Debt III for details associated with the note issuance.

Office Lease

On May 1, 2021 the Company entered into an 61 month operating lease for office space for a base rent of $3,783 subject to a 3% yearly escalation. The Company adopted ASC Topic 842, Leases upon inception of the lease. As of September 30, 2024, the Company’s Operating lease right-of-use asset, net (ROU) is $81,249 and total lease liability is $83,570 based on an incremental borrowing rate of 0.81% at lease inception. As of December 31, 2023, the Company’s Operating lease right-of-use asset, net (ROU) is $116,070 and total lease liability is $119,542 based on an incremental borrowing rate of 0.81% at lease inception.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 8 – Commitments and Contingencies, continued

 Office Lease, continued

	September 30,	December 31,
	2024	2023
Operating lease right-of-use asset (“ROU”) is summarized below:
Office lease ROU	$236,009	$236,009
Less accumulated reduction	(154,760)	(119,939)
Balance of ROU, net	$81,249	$116,070

Operating lease liability related to the ROU asset is summarized below:
Office lease liability	$236,009	$236,009
Reduction of lease liability	(152,439)	(116,467)
Total	$83,570	$119,542

Future minimum lease liability payments under non-cancelable operating lease at September 30, 2024 and December 31, 2023 are as follows:

2024	12,402	49,004
2025	50,476	50,476
2026	21,290	21,290
	84,168	120,770
Less: imputed interest	(598)	(1,228)
Total lease liabilities	$83,570	$119,542

Current operating lease liabilities	49,609	48,213
Non-current operating lease liabilities	33,961	71,329
Total lease liabilities	$83,570	$119,542

On October 1, 2021, the Company entered into a month-to-month lease for office space in Charlestown, MA.

Rental expenses of $2,332 and $4,295 for the three months ended September 30, 2024 and 2023, respectively, are included in general and administrative expenses on the accompanying statement of operations. Rental expenses of $15,407 and $15,121 for the nine months ended September 30, 2024 and 2023, respectively, are included in general and administrative expenses on the accompanying statement of operations.

Consulting Agreements

The Company utilizes various consultants and advisors for clinical research, scientific advisory services and business strategies. Each consultant has an executed agreement in place defining term, compensation, duties, confidentiality, intellectual property. The majority of the agreements have a 2-year term. Agreements are evaluated for renewal upon expiration. Bonus provisions are at the discretion of the Company’s Board of Directors and are granted on an individual agreement basis.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 8 – Commitments and Contingencies, continued

Executive Employment Agreements

The Company’s standard executive employment agreements have a stated term of six years. Per the agreements, employees are eligible for a discretionary annual performance bonus, determined by the Board of Directors. If the Company terminates an employee without cause, the employee is entitled to a pro-rated pay out of the annual performance bonus based on days worked in the fiscal year, severance of twelve months of the base salary, and automatic vesting of unvested equity grants. If the employee terminates with good reason, as defined in the employment contract, the employee is entitled to automatic vesting of unvested equity grants.

During 2020, the Company began consistently paying salaries at 50% of the salaries reflected in the respective employment agreements. As of September 2021, the Company began paying full salaries. Throughout 2022, the Company returned to paying partial salaries and by October 2023 the company stopped paying 100% in an effort to conserve cash. See Note 3 – Related Party Transactions for details related to forgiveness of accrued compensation during the year ended December 31, 2023.

On December 18, 2023, various employees agreed to reduce their annual base salary to 20% of their original base salary effective October 1, 2023 until the time the Company raises additional capital from securities in the amount of $1,500,000 (the “Reduction Period”). Upon the expiration of the Reduction Period, the bases salaries shall adjust to be 105% of their original base salary as set forth in their original agreements.

Licensing and Royalty Agreements - Aquanova AG

On September 15, 2016 the Company entered into a Development, Collaboration and License Agreement (“License Agreement”) with Aquanova AG, a German company in the field of development, manufacturing and selling of colloidal formulas. The License Agreement resulted in the creation of the pharmaceutic product, JOTROL. The License Agreement is in effect until product launch, which is undeterminable at this time. The Chief Scientific Officer of the Company and the CEO of Aquanova are the joint inventors of JOTROL. Aquanova is assignee on the patents in the United States, the European Union, China and Japan whereas the Company is obligated to maintain the patents. The agreement grants ownership to the Company for regulatory approvals and the sole and exclusive worldwide right to develop, manufacture and commercialize all products, including JOTROL. Aquanova is granted the exclusive license to conduct formulation development and manufacturing. The agreement also defines fees owed to Aquanova for product and formulation development and licensing of the products. The Company is required to pay Aquanova an annual license fee of $75,000 upon acceptance of the product formulation by both parties, with the license fee requirement ending in the year of marketing authorization approval (“MMA”) in a single territory. MMA has not yet been received as of the period ended September 30, 2024. As of September 30, 2024 and December 31, 2023, $206,250 and $150,000 of accrued license fees are included in accounts payable and accrued expenses on the balance sheet, respectively. Upon receipt of approval of the MMA in each territory (e.g United States, European Union, China, Japan), the Company will pay $200,000 to Aquanova per territory an MMA approval is received, up to a max of $600,000. The Company shall pay Aquanova a royalty of 5% of net sales in each territory through the later of ten years after the first commercial sale, the first date there is no valid claim within the Aquanova patent rights, or the date of expiration of the MMA in each territory.

Upon mutual agreement, the Company can pay a one-time royalty of $3,000,000 within 180 days of United States marketing approval, with subsequent royalty payments reduced to 1.25%, in accordance with the terms set forth above.

Murdoch Children’s Research Institute

On September 1, 2015 the Company entered into a Global Development and License Agreement (“License Agreement II”) with Murdoch Children’s Research Institute (“MCRI”), an Australian Institute at the Royal Children’s Hospital in Australia, with the know-how in the process of using pharmaceutical grade Resveratrol for the treatment of Freidreich’s ataxia. The License Agreement II is for both parties to work jointly to develop an appropriate delivery system and conduct clinical trials for the purpose of product approval in the treatment of Friedreich’s ataxia and worldwide commercialization by the Company. The License Agreement II grants an exclusive worldwide license to the Company to use the MCRI know-how for developing, manufacturing and commercializing the product for proposed treatment for Friedreich’s ataxia. MCRI is granted an irrevocable, royalty free, worldwide license to use the product inventions and patent rights for internal research and development. Upon receipt of approval of the MMA in each territory (e.g United States, European Union, China, Japan), the Company will pay $100,000 to MCRI per each territory up to a maximum of $300,000. MMA has not yet been received as of September 30, 2024. The Company shall pay MCRI a royalty of 1.5% of net sales in each territory until the product is no longer sold in the respective territory.

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 8 – Commitments and Contingencies, continued

Research and Development Service Providers

In addition to the services received under the licensing agreements noted above, a substantial portion of the research and development (“R&D”) expense included in the statement of operations is incurred pursuant to short term service and consulting agreements with third party providers for research, development, testing and manufacturing services. The agreements generally provide termination, at any time by either party without cause, upon a 30-day written notice, unless otherwise disclosed below. There are no pending milestone payments due as of September 30, 2024.

Service Agreements

On June 3, 2024, the Company entered into a three 36-month service agreement with three different entities. The Company issued an aggregate of 3,487,500 restricted shares of common stock, 1,162,500 restricted shares of common stock to each entity. The shares will be registered upon an IPO as long as an IPO happens no later than March 31, 2025. In addition, each of the entities agreed to purchase 37,500 shares each of the Company’s common stock at a price of $1.33 per share prior to the occurrence of the IPO. As of September 30, 2024, the Company issued the 37,500 common stock and the Company received an aggregate of $50,000 for the sale of the Company’s common stock. See Note 9 – Subsequent events for cash received subsequent to September 30, 2024 related to the sale of the Company’s common stock. These shares will also be registered upon an IPO as long as an IPO happens no later than March 31, 2025. Either party is able to terminate the respective agreement with no liability upon the occurrence of i) the Company failing to raise at least $10 million in gross proceeds from an IPO prior to May 31, 2025, ii) if either party is involved in any illegal activity or iii) at any time as long as both parties agree to it. The Company has the obligation to register the shares upon the occurrence of an IPO. Therefore, until the obligations are met the aggregate value of $4,638,375 related to the 3,487,500 restricted shares will not be recognized by the Company. Once the obligations are met the Company will recognize compensation expense from the effective date of the agreement through the date the obligations are met with the remaining expense being amortized over the remaining term of the 36-months per the services agreements. If the obligations were met as of September 30, 2024, the Company would have recorded compensation expense for services provided of $504,077.

Note 9 – Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation and transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Financial Statements.

Subsequent to September 30, 2024, the Company’s CEO loaned the Company an additional $1,500. The loan is due on demand and accrues interest at 3% per year.

Subsequent to the September 30, 2024, the Company received the remaining balance related to the sale of the Company’s common stock per the service agreements.

Closing Offering

On December 2, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Dominari Securities LLC relating to the Company’s firm commitment underwritten initial public offering (the “Offering”) of common stock, par value $0.0001 per share (the “Common Stock”). Pursuant to the Underwriting Agreement, the Company agreed to sell 2,750,000 shares of Common Stock to the underwriters at a public offering price of $4.00 per share (the “Offering Price”), pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-260183) (the “Registration Statement”), under the Securities Act of 1933, as amended (the “Securities Act”).

Jupiter Neurosciences, Inc.

Notes to Financial Statements

September 30, 2024

Note 9 – Subsequent Events, continued

The Company intends to use the proceeds primarily to fund the Phase II clinical trial of its product candidate JOTROL™ in patients with Parkinson’s Disease, Strategic Service Agreements to accelerate business activities in South-East Asia, research and development activities regarding evaluation of new product opportunities, payment of the outstanding annual license fees due to Aquanova AG, the repayment of debt, working capital and other general corporate purposes.

The Underwriting Agreement includes customary representations, warranties and covenants by the Company. It also provides that the Company will indemnify the underwriters against certain liabilities, including liabilities under the Securities Act, or contribute to payments the underwriters may be required to make because of any of those liabilities. In exchange for the underwriters’ services, the Company agreed to (i) sell the Common Stock to the underwriters at a purchase price of $3.72 per share representing a 7% underwriting discount, (ii) pay a non-accountable expense allowance to the underwriter equal to 1% of the gross proceeds received at the closing of the offering, and (iii) pay the underwriter’s actual out-of-pocket expenses relating to the offering, not to exceed $175,000.

The Offering closed on December 4, 2024, and the Company sold 2,750,000 shares of Common Stock to the underwriters for total gross proceeds of $11,000,000. After deducting the underwriting commissions, discounts, and offering expenses payable by the Company, the Company received net proceeds of approximately $9.5 million.

Convertible Debt I

Upon the closing of the offering on December 4, 2024, the outstanding principle and all unpaid accrued interest, totaling $109,216, of the Notes I converted into an aggregate of 227,447 share of common stock of the Company at $2.80, which is 70% of the offering price of $4.00.

Senior Secured Note – Formerly Known as the Convertible Debt I

On November 15, 2024, the Company, and the Holder of the Senior Secured Note entered into an amendment to extend the maturity date of the Senior Secured Note to December 10, 2024. During December 2024, the Company fully repaid the Senior Secured Note pursuant to the terms in the amount of $2,102,797.

Convertible Debt III

During December 2024, the Company fully repaid the Convertible Debt III pursuant to the terms in the amount of $178,386.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “Jupiter Neurosciences,” refer to Jupiter Neurosciences, Inc.

Overview

Jupiter Neurosciences, Inc. (the “Company”) is a clinical stage research and development pharmaceutical company located in Jupiter, Florida. The Company incorporated in Delaware in January 2016. The Company has developed a unique resveratrol platform product primarily targeting treatment of neuro-inflammation.

The product, called JOTROL, has many potential indications of use for rare diseases, which of we primarily are targeting Mucopolysaccharidoses Type 1, Friedreich’s ataxia and MELAS. In the larger disease areas, we are primarily targeting Parkinson’s Disease and Mild Cognitive Impairment/early Alzheimer’s disease.

The Company has recently completed preclinical activities in a validated mouse model of Parkinson’s Disease (PD) at the University of Miami. The model of PD that was used mimics many aspects of the disease utilizing a unilateral injection of a neurotoxin precursor that elicits nigral cell loss, striatal dopamine loss and behavior deficits similar to physiological characteristics of human disease. We believe that results from this trial indicates that PD might be the best target for treatment among the multiple indications where JOTROL might play a role. The trial design and outcomes are further described section “Description of Business”. On May 23, 2024 the US Senate unanimously passed the National Plan to End Parkinson’s Act, the first-ever federal legislation dedicated to ending Parkinson’s disease. A cross-country strategy to end Parkinson’s and atypical parkinsonism has the potential to:

●	Dramatically increase federal research funding;
●	Develop more effective pathways for treatments and cures;
●	Improve early diagnosis;
●	Spark new and improved models for patient care;
●	Create standards and measures to prevent Parkinson’s disease;
●	Address health disparities in diagnosis, treatment and clinical trial participation and
●	Enhance public awareness of the disease.

The Company intends to follow the various opportunities closely with a particular focus on seeking available funding to accelerate research and development JOTROL’s Parkinson’s Disease indication. However, there is no assurance that such funding will ever become available or be awarded to the Company.

We have over the past 2 years received a strong interest in JOTROL from various Asian organizations. We believe that this interest has been triggered, in part, by (i) resveratrol becoming commonly used in Asian herbal medicines as a therapeutic strategy as described in available scientific literature published by PubMed Central: PMCID: PMC7498443 (September 2020), (ii) Hong Kong’s and China’s recent approval of the patent for JOTROL, (iii) China releasing a list of approximately 120 rare disease indications issued jointly by five national bodies, including the National Health Commission, Ministry of Science and Technology, Ministry of Industry and Information Technology, State Drug Administration, and State Administration of Traditional Chinese Medicine (May 2018), that we believe JOTROL can be applicable as a treatment for MPS-1 and MELAS in this population and (iv) recent publications regarding JOTROL in the Journal of Alzheimer’s Disease and AAPS Open (Journal of Alzheimer’s Disease 86 (2022) 173–190 February 2022; Kemper et al. AAPS Open June 2022). (v) the projected increase of the TCM market due to several factors which of one is reformulation of existing compounds. Our Chairman & CEO, Christer Rosén, presented in person, our company’s status and pipeline at the BIOHK 2023 in Hong Kong in September of 2023. The presentation led to several follow-on meetings, and we have therefore recently agreed to service agreements in the areas of CMC (Chemistry, Manufacturing, and Controls), regulatory affairs and clinical trial management. These agreements are with companies that, we believe, have the knowledge and network in the South-East Asian market to accelerate steps that is needed to have a product that can have treatment value in the territory. In addition, we are planning to use some of the IPO proceeds to engage a partner in business development in the South-East Asian market since we believe that this will increase the potential of an out-licensing deal within the near future. The agreements are further described in the section “Other Material Agreements”. In addition, we are in active negotiations with Dominant Treasure Health (“DTH”), a BVI company. DTH has demonstrated to us, through several company introductions, that they have business relationships, either directly or through affiliates, with many South-East Asian pharmaceutical companies as well as companies involved in distribution and sales of TCM, Traditional Chinese Medicine. We are therefore planning to engage DTH in active business development in China, Malaysia and Singapore as soon as we have financing in place for their engagement. DTH has already introduced us to 3 Chinese companies, Beimei Pharma, http://en.beimeiyaoye.com, that specializes in pediatric medications, Sichuan Kelun Pharmaceutical Co., ltd, a publicly traded company that is part of the Kelun Industrial Group, https://www.kelun.com/, and Tianjin Pharmaceuticals, https://en.pharm.com.cn/, that advocates the corporate core values of “Love, Integrity and Power”. TCM products are run in a separate division within Tianjin. Discussions with all three companies are ongoing. We believe that with DTH’s assistance we can co-ordinate and oversee the work of our Service providers in the territory and more expediently negotiate and finalize an out-license agreement with one or more pharmaceutical companies in South-East Asia. The Asian market is very large and hard to penetrate for a small company and we believe that our strategy with these agreements have the possibility to accelerate an out-licensing deal in the South-East Asian territories. However, there are no assurances that this approach will be successful.

We believe that a high dose of resveratrol is needed for therapeutic effects. Currently available resveratrol products are associated with severe gastrointestinal (GI) side effects at the dose levels we believe are needed. Our belief is based on available scientific literature, preclinical trial results conducted in mice and rats, and previously conducted human trials with resveratrol. We believe that JOTROL, based on the results from our Phase I trial, see section “Description of Business”, has the potential to deliver a therapeutically effective dose of resveratrol in the blood stream without causing gastrointestinal (GI) side effects. Based on our pre-clinical and Phase I study results, we expect that JOTROL will resolve “the major obstacle of resveratrol’s poor bioavailability” as discussed in AY Berman’s summary article in the Journal of Precision Oncology (AY Berman, 2017). Based on our own preclinical studies we believe that resveratrol has the ability to cross the blood-brain barrier. In studies conducted in Friedreich’s ataxia (FA) and Alzheimer’s disease (AD) patients, resulted in positive effects on oxidative stress, inflammation, and mitochondrial function. The FA study was concluded in Australia by Murdoch Children’s Research Institute in 2015 (Yiu et al.). The AD study was conducted in 2015 by the Alzheimer’s Disease Cooperative Study with Professor Raymond Turner, MD, Ph.D., Georgetown, as principal investigator (Turner et al.). Both studies have been published in scientific journals and further described in the section “Description of Business”.

In 2020, we received approval for full funding, $1.76 million, for our Phase I study from the National Institute on Aging (“NIA”). Since there were unanticipated higher costs, mostly due to Covid-19 related additional procedures during the Phase I trial, a supplemental grant of $233,281 was submitted to the NIA in December of 2021. We were awarded the supplemental grant on April 7, 2022. In the NIA scientific review summary statement of our Phase I study application, it is stated that the NIA is looking forward to a Phase II study with an enhanced resveratrol product, based on the earlier study results from the well published Turner et al. Alzheimer’s study. In April 2021, we submitted our first grant application to the NIA for full funding of a Phase II trial in Mild Cognitive Impairment (MCI) and early Alzheimer’s disease. The Phase II trial was designed to focus on 3 areas: 1) safety and tolerability; 2) pharmacokinetics and pharmacodynamics, measuring of responses from 2 different doses vs. placebo; and 3) measuring of effect on multiple biomarkers related to the disease The application was not accepted but we were encouraged by the NIA to refine our application and submit again. We have since submitted 3 grant applications, with budgets of $20 million or higher, to the NIA for full funding of such Phase II trial but none of those applications were successful. The NIA scientific review of our Alzheimer’s Phase II trial grant application shows a total score of 47 which is our best score so far. A score of 40 or below is necessary for being considered for funding. After discussions with the NIA, we have decided to apply, in September of 2024, for a much smaller grant, $2.5 million, for a Proof of Concept study focusing on JOTROL’s effect on validated biomarker. The final study design is not yet determined but a draft synopsis is described in the section “Description of Business”. There is no guarantee that this and future grant applications will be successful and therefore the rejection of our future grant application may significantly delay the Company’s plans in connection with MCI and Alzheimer’s and may have a significant impact on the Company’s financial performance. Further, the Company may never receive any future grants or costs savings. The Company continues to apply for grants opportunistically and on August 12, 2022, submitted a $10.1 million grant to the Department of Defense for a Phase II Friedreich’s Ataxia study. This study planned to assess the efficacy of JOTROL as a potential treatment for FA through a randomized, blinded, placebo-controlled clinical trial. On December 30 the Company received notification that the application was not recommended for funding. The grounds for denial were the weaknesses noted in the peer review summary statement specifically concerning clinical impact and research strategy and feasibility. Reata Pharmaceuticals has recently received an approval for their product, Omaveloxolone, for treatment of Friedreich’s ataxia. After the FDA approval was achieved by Reata, Biogen announced that it has agreed to purchase Reata for $7.3 billion in cash. The approval of Omaveloxolone will make it hard to find patients for a FA clinical study in USA and therefore we have decided to explore the possibility of conducting a Phase II trial in Europe and/or Australia.

Since inception, we have operated with limited human capital, utilizing agreements with academia to get pre-clinical work executed at no cost, negotiating favorable deals for data already produced for resveratrol (e.g. toxicity studies and Phase II clinical study data), obtaining a full grant from the NIA for our first clinical trial and building a management and scientific consulting team (consisting of the Scientific Advisory Board and business advisors) as well as negotiating service agreements with companies to handle CMC, Regulatory work and Clinical trials in South-East Asia primarily compensated with equity securities of the company. We believe that this compensation method aligns the management, Scientific Advisory Board members and business advisors’ interests with the shareholders. We believe that our structure with a core management team that has experience in the utilization of outside resources makes it possible for us to efficiently execute several programs simultaneously in a cost-effective way.

Resveratrol

Resveratrol has been studied for over 50 years by academic institutions as well as by small and large pharmaceutical companies. The multi-functional mechanisms of resveratrol are well documented in over 9,000 scientific publications. Several of these publications, including a summary paper by AY Berman.et al, published in Precision Oncology 2017, point to the issue of the poor bioavailability that has stopped medical utilization of regular resveratrol and never received regulatory approval for any indication. We believe that the Phase I study we have conducted indicates that we have resolved the poor bioavailability issue with JOTROL. Resveratrol (3,4′,5- trihydroxystilbene) is a nutraceutical that has recently attracted a lot of research attention due to its pharmacological potential. It is a phytoalexin found in many plants including grapes, peanuts, and berries. Resveratrol was first isolated in Veratrum grandiflorum, or white hellebore plant, in the 1940’s. Stilbene compounds are known for their ability to provide plants with resistance to microbial and fungal infection. Early research showed that resveratrol was present in large quantities in injured, infected, and ultraviolet-treated leaves. Processed plant products also contain a significant amount of resveratrol.

Based upon available scientific literature, it appears that resveratrol is an activator of SIRT1, one of the mammalian forms of the sirtuin family of proteins. SIRT1 deacetylates histones and nonhistone proteins including transcription factors. The SIRT1-regulated pathway affects metabolism, stress resistance, cell survival, cellular senescence, inflammation/immune function, endothelial functions, and circadian rhythms. Resveratrol has been documented in scientific literature to activate SIRT1, NrF2, NLR3P inflammasomes and have an epigenetic mechanism and therefore is predicted to benefit diseases affected by abnormal metabolic control, inflammation, and cell cycle defects. Nonetheless, resveratrol application is a major challenge for the pharmaceutical industry, due to its poor solubility and bioavailability, as well as adverse effects, such as severe gastro-intestinal side effects when taken at effective dose levels (over 2,000 mg daily). In this context, studies have proposed that structural changes in the resveratrol molecule, including glycosylation, alkylation, halogenation, hydroxylation, methylation, and prenylation could lead to the development of derivatives with enhanced bioavailability and pharmacological activity. Resveratrol has never been developed with all the necessary steps to achieve an approval as a pharmaceutical product since the existing natural supplements cannot provide high enough levels of resveratrol in blood plasma to be able to provide a therapeutically effective dose without generating severe gastro-intestinal side effects. This means that we need to take JOTROL™ through the full regulatory NDA (New Drug Application) requirement to obtain a prescription marketing approval in the USA.

Resveratrol holds a significant place in Traditional Chinese Medicine (TCM) due to its potent antioxidant and anti-inflammatory properties. In TCM, resveratrol-rich plants, such as the root of Polygonum cuspidatum (commonly known as Hu Zhang), have been used for centuries to treat a variety of ailments. The compound is prized for its ability to combat oxidative stress and inflammation, which are underlying factors in many chronic diseases. This aligns with the TCM principle of restoring balance and harmony within the body to maintain health and prevent disease. Resveratrol’s role in TCM extends to supporting cardiovascular health, boosting immune function, and even exhibiting anti-aging properties, making it a versatile and valuable component of the medicinal repertoire.

The growing body of scientific research on resveratrol has further cemented its importance in TCM by providing a modern understanding of its mechanisms and potential therapeutic benefits. Studies have shown that resveratrol can modulate various molecular pathways, including those involved in cell survival, apoptosis, and inflammation, which are crucial in the management of conditions such as cardiovascular diseases, neurodegenerative disorders, and cancers. This scientific validation supports TCM practitioners in integrating resveratrol into their treatment protocols, enhancing the credibility and acceptance of traditional remedies. Additionally, the compound’s ability to improve metabolic health and its neuroprotective effects are particularly relevant in addressing the rising prevalence of metabolic syndrome and cognitive decline in aging populations. As research continues to unveil the full spectrum of resveratrol’s benefits, its integration into TCM practices is likely to increase, further bridging the gap between ancient wisdom and contemporary medicine.

The Traditional Chinese Medicine (TCM) market is experiencing several technological trends that are transforming how traditional remedies are developed, delivered, and integrated with modern healthcare practices. These advancements are helping to increase the efficacy, accessibility, and acceptance of TCM. Below are some of the key technological trends in the TCM market:

i.	Digital platforms and telemedicine services allow patients to consult with TCM practitioners remotely, expanding access to TCM treatments.

j.	Apps are being developed to help users track their health metrics, manage their treatment plans, and access personalized TCM advice.

k.	Using advanced extraction techniques to concentrate active ingredients from traditional herbs, resulting in more potent and consistent products.

l.	Development of new delivery methods such as transdermal patches, sustained-release capsules, and nanoparticles to enhance the bioavailability and efficacy of TCM products.

(source Emergn Research, Global TCM Market, Forecast to 2033).

JOTROL

JOTROL was developed together with our technology partner Aquanova AG, Darmstadt, Germany. JOTROL is formulated with a unique patented micellar technology that is projected to increase the bioavailability profile of resveratrol. Manufacturing technology transfers were completed in 2017 and manufacturing procedures and clinical trial supply manufacturing has been completed at Catalent Pharmaceutical Services, Inc., St Petersburg, Florida.

JOTROL is a micellar non-aqueous solution of resveratrol delivered in a softgel capsule. Each capsule includes 100mg of resveratrol. Pre-clinical trials in mice and rats were conducted comparing JOTROL to micronized resveratrol, labeled to have the highest bioavailability in the nutritional market, to demonstrate that we could achieve a significantly higher bioavailability. Summary details of these studies are included in the section “Description of Business”. A Phase I dose finding pharmacokinetic (“PK”) study in healthy volunteers was completed during the first half of 2021. The study results met our targeted goals. The results from this study will be used as a cross-reference for all indications where JOTROL will be used in Phase II and Phase III clinical trials. The Phase I results and the FDA guidance of cross-referencing is further described in the section “Description of Business”. The Company has not discussed the use of cross-referencing in this manner with the FDA or other comparable regulatory authorities.

Financial Position

For the fiscal years ended December 31, 2023 and 2022, we generated no revenues from product sales and reported net losses of $4,783,689 and $4,957,580 respectively, and negative cash flow from operating activities of $480,953 and $1,248,504, respectively. For the nine months ended September 30, 2024 and 2023, we generated no revenues from product sales and reported net losses of $911,998 and $4,354,044, respectively, and negative cash flow from operating activities of $215,225 and $319,816, respectively. As noted in our financial statements, as of September 30, 2024, we had an accumulated deficit of $24,494,502.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue and Federal Awards

There was no revenue from product sales during the three months ended September 30, 2024 or 2023 as we are focused on research and development.

We intend to apply for additional federal grants through the Small Business Innovation and Research programs through the National Institute of Health (“NIH”). In April 2021, we submitted our first grant application to the NIA for full funding of a Phase II trial in Mild Cognitive Impairment (MCI) and early Alzheimer’s disease. The Phase II trial was designed to focus on 3 areas: 1) safety and tolerability; 2) pharmacokinetics and pharmacodynamics, measuring of responses from 2 different doses vs. placebo; and 3) measuring of effect on multiple biomarkers related to the disease. The application was not accepted but we were encouraged by the NIA to refine our application and submit again. We have since submitted 3 grant applications, with budgets of $20 M or higher, to the NIA for full funding of such Phase II trial but none of those applications were successful. After discussions with the NIA, we have decided to apply, in September of 2024, for a much smaller grant, $2.5 million, for a Proof of Concept study focusing on JOTROL’s effect on validated biomarker. The final study design is not yet determined but a draft synopsis is described in the section “Description of Business”. There is no guarantee that this and future grant applications will be successful and therefore the rejection of our future grant application may significantly delay the Company’s plans in connection with MCI and Alzheimer’s and may have a significant impact on the Company’s financial performance. We intend to apply for Phase IIB for clinical trial related to Orphan diseases. Phase IIB grants may fund 50% of clinical trial expenses over three years, not to exceed approximately $2,500,000 per year for a maximum of three years. However, those limits may be adjusted annually at the discretion of the Small Business Administration. We recognize there is no guarantee of future federal grant funding and that might have an impact on our possibility to conclude our planned MCI/early Alzheimer’s disease project.

Research and Development Expenses

Research and development (“R&D”) expenses were $91,911 for the three months ended September 30, 2024 compared to $239,458 for the three months ended September 30, 2023. The decrease is primarily due to the reduction of employee salaries that began in December 2023.

R&D expenses related to the federal grant were segregated in the chart of accounts from non-federal award costs. At this time, we are not tracking R&D expenses per indication as all of the R&D expenses incurred to date related to JOTROL, which is the platform product used in each indication defined in our product pipeline. Costs will be segregated amongst the different indications beginning next fiscal year.

In addition, the probability of success for JOTROL will depend on numerous factors, including manufacturing capability, satisfactory results in follow on clinical trials, regulatory approvals and commercial viability. See “Risk Factors”.

General and Administrative Expenses

General and administrative expenses were $401,636 for the three months ended September 30, 2024 compared to $1,202,669 for the three months ended September 30, 2023. The decrease is primarily due to the reduction of employee salaries that began in December 2023.

Loss on Change in Fair Value of Derivative Liability

As of September 30, 2024 and 2023 the variable conversion options embedded in our convertible notes were marked to market and the change in fair value of the derivative was recorded as a gain (loss) of $9,885 and ($34,086), in the three month ended September 30, 2024 and 2023, respectively.

Interest Expense

Interest expense was $ 107,382 for the three months ended September 30, 2024 compared to $80,610 for the three months ended September 30, 2023. Interest expense is primarily attributable to interest expense associated with our previously outstanding notes payable, convertible notes payable and related amortization of the debt discount, notes payable to Chief Executive Officer, Christer Rosén, and interest expense on our corporate credit card. The increase is mainly attributed to the increase in the interest rate associated with the notes as agreed upon in January 2024.

Loss on Extinguishment of Debt and (Loss)

During 2024 and 2023, the Senior Secured Convertible Note were amended several times with materially different economics thus requiring for the recording of debt as an extinguishment and re-recording the debt with the amended terms. This resulted in a loss on extinguishment of debt in the three month ended September 30, 2024 and 2023 of $0 and $217,527, respectively.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue and Federal Awards

There was no revenue from product sales during the nine months ended September 30, 2024 or 2023 as we are focused on research and development.

We intend to apply for additional federal grants through the Small Business Innovation and Research programs through the National Institute of Health (“NIH”). In April 2021, we submitted our first grant application to the NIA for full funding of a Phase II trial in Mild Cognitive Impairment (MCI) and early Alzheimer’s disease. The Phase II trial was designed to focus on 3 areas: 1) safety and tolerability; 2) pharmacokinetics and pharmacodynamics, measuring of responses from 2 different doses vs. placebo; and 3) measuring of effect on multiple biomarkers related to the disease. The application was not accepted but we were encouraged by the NIA to refine our application and submit again. We have since submitted 3 grant applications, with budgets of $20 M or higher, to the NIA for full funding of such Phase II trial but none of those applications were successful. After discussions with the NIA, we have decided to apply, in September of 2024, for a much smaller grant, $2.5 million, for a Proof of Concept study focusing on JOTROL’s effect on validated biomarker. The final study design is not yet determined but a draft synopsis is described in the section “Description of Business”. There is no guarantee that this and future grant applications will be successful and therefore the rejection of our future grant application may significantly delay the Company’s plans in connection with MCI and Alzheimer’s and may have a significant impact on the Company’s financial performance. We intend to apply for Phase IIB for clinical trial related to Orphan diseases. Phase IIB grants may fund 50% of clinical trial expenses over three years, not to exceed approximately $2,500,000 per year for a maximum of three years. However, those limits may be adjusted annually at the discretion of the Small Business Administration. We recognize there is no guarantee of future federal grant funding and that might have an impact on our possibility to conclude our planned MCI/early Alzheimer’s disease project.

Research and Development Expenses

Research and development (“R&D”) expenses were $291,655 for the nine months ended September 30, 2024 compared to $710,063 for the nine months ended September 30, 2023. The decrease is primarily due to the reduction of employee salaries that began in December 2023.

R&D expenses related to the federal grant were segregated in the chart of accounts from non-federal award costs. At this time, we are not tracking R&D expenses per indication as all of the R&D expenses incurred to date related to JOTROL, which is the platform product used in each indication defined in our product pipeline. Costs will be segregated amongst the different indications beginning next fiscal year.

In addition, the probability of success for JOTROL will depend on numerous factors, including manufacturing capability, satisfactory results in follow on clinical trials, regulatory approvals and commercial viability. See “Risk Factors”.

General and Administrative Expenses

General and administrative expenses were $1,341,271 for the nine months ended September 30, 2024 compared to $2,625,066 for the nine months ended September 30, 2023. The decrease is primarily due to the reduction of employee salaries that began in December 2023.

Loss on Change in Fair Value of Derivative Liability

As of September 30, 2024 and 2023 the variable conversion options embedded in our convertible notes was marked to market and the change in fair value of the derivative was recorded as a loss of $53,257 and $15,458, in the nine month ended September 30, 2024 and 2023, respectively.

Interest Expense

Interest expense was $ 217,821 for the nine months ended September 30, 2024 compared to $160,322 for the nine months ended September 30, 2023. Interest expense is primarily attributable to interest expense associated with our previously outstanding notes payable, convertible notes payable and related amortization of the debt discount, notes payable to Chief Executive Officer, Christer Rosén, and interest expense on our corporate credit card. The increase is mainly attributed to the increase in the interest rate associated with the notes as agreed upon in January 2024.

Loss on Extinguishment of Debt and (Loss)

During 2024 and 2023, the Senior Secured Convertible Note were amended several times with materially different economics thus requiring for the recording of debt as an extinguishment and re-recording the debt with the amended terms. This resulted in a gain (loss) on extinguishment of debt in the nine month ended September 30, 2024 and 2023 of $951,868 and $(887,946), respectively.

Liquidity and Capital Resources; Plan of Operations

As of September 30, 2024, we had cash and cash equivalents of $253. Our cash equivalents are held in high yield savings account. Since inception, we have incurred net losses and negative cash flows from operations. On September 30, 2024, we had an accumulated deficit of $24,494,502.

We have historically financed our operations primarily through the sale of common stock and convertible debt. On April 11, 2022, we issued a senior secured convertible note in the principal amount of $1,111,111 in exchange for $1,000,000 as described above under “Description of Business – Corporate History.”

On December 4, 2024, the Company closed on an offering in which we sold 2,750,000 shares of Common Stock to the underwriters for total gross proceeds of $11,000,000. After deducting the underwriting commissions, discounts, and offering expenses payable by the Company, the Company received net proceeds of approximately $9.5 million.

Management expects operating losses to continue for the foreseeable future. As we continue to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of our drug candidate and the achievement of a level of revenues adequate to support our cost structure. We will continue to require additional capital to develop our drug candidate and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all.

Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

●	the scope, rate of progress and costs of our drug delivery, preclinical development activities, laboratory testing and clinical trials for our drug candidate;

●	the number and scope of clinical programs we decide to pursue;

●	the scope and costs of manufacturing development and commercial manufacturing activities;

●	the extent to which we acquire or in-license other drug candidate and technologies;

●	the cost, timing and outcome of regulatory review of our drug candidate;

●	the cost and timing of establishing sales and marketing capabilities, if of our drug candidate receives marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our drug candidate;

●	the costs associated with being a public company; and

●	the cost associated with commercializing our drug candidate, if it receives marketing approval.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidate that we would prefer to retain.

See “Risk Factors” for additional risks associated with our capital requirements.

Cash Flows for the Nine Months Ended September 31, 2024 and 2023

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Net cash from operating activities	$(215,225)	$(319,816)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$187,000	$315,000
Net increase (decrease) in cash	$(28,225)	$(4,816)
Cash - beginning of the period	$28,478	$64,431
Cash - end of the period	$253	$59,615

Net Cash from Operating Activities:

Cash used in operating activities during the nine months ended September 30, 2024, decreased $104,591 from September 30, 2023, mainly attributable to a decrease of $158,019 in stock-based compensation, $1,356,960 in accrued compensation, and $86,384 in accounts payable and accrued expenses, offset by a $1,798,673 in changes associated with debt (amortization of debt discounts, loss on extinguishment of debt, and gain/loss on change in fair value of derivative liabilities).

Net Cash Provided by Financing Activities:

Cash flows provided by financing activities for the nine months ended September 30, 2024 decreased $128,000 from the nine months ended September 30, 2023 due to a reduction in investment proceeds from issuance of notes payable, related parties.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Federal Contract Revenue

The Company recognizes federal contract revenue from the NIH Award in the period in which the allowable research and development expenses are incurred, and receivables associated with this revenue are included within federal contract revenue receivable on our balance sheets. This revenue is not within the scope of Accounting Standards Codification (ASC) 606 – Revenue from contracts with customers.

Research and Development

Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, monitoring visits, clinical site activations, or information provided to us by our vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be. Total research and development costs for the nine months ended September 30, 2024 and 2023, were $291,655 and $710,063, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the recognition of expense related to the fair value of stock-based awards in the statements of operations. For stock options issued to employees, non-employees and members of our board of directors for their services on our board of directors, the Company estimates the grant-date fair value of options using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and, for grants prior to our initial public offering, the value of the common stock. For awards subject to time-based vesting, the Company recognized stock-based compensation expense, on a straight-line basis over the requisite service period, which is generally the vesting term of the award. As of September 30, 2024 and 2023, stock-based compensation expense totaled $827,356 and $985,376, respectively.

Clinical Trial Expenses

As part of the process of preparing our financial statements, the Company is required to estimate expenses resulting from obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in the financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates based on estimates of services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of the accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect the estimates to be materially different from amounts actually incurred, understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period.

Convertible Notes with Embedded Derivative Liabilities

The Company has entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into shares of common stock at a fixed discount to the price of the common stock at or around the time of conversion upon certain trigger events. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities.

On July 19, 2022, Tiberend Strategic Advisors (“Tiberend”), an entity that the Company had previously engaged as a communications and investor relations firm, filed a summons for civil action in the District Court of Southern Florida against the Company alleging non-payment by the Company under a services agreement (the “Services Agreement”) with Tiberend in the amount of $130,400. Additionally, Tiberend was seeking an $19,600 in legal fees. Tiberend and the Company elected to take this to arbitration and at that time both parties agreed that Tiberend will be issued a convertible note of $150,000 that will be converted into shares of the Company, immediately after an IPO is completed, based on the share value in an IPO.

Other than the foregoing, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jupiter Neurosciences, Inc.

Date: December 23, 2024	/s/ Christer Rosén
Christer Rosén
Chief Executive Officer
(Principal Executive Officer)

Date: December 23, 2024	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

