Form 10-Q
period 2025-03-31
JUPITER NEUROSCIENCES, INC.
filed 2025-05-15
CIK 1679628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 001-41265

JUPITER NEUROSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4828381
(State of Incorporation)	(IRS Employer ID Number)

1001 North US HWY 1, Suite 504

Jupiter, FL

(Address of Principal Executive Offices)

(561) 406-6154

(Registrant’s Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	JUNS	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 14, 2025, there were 33,103,860 shares of the registrant’s common stock, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

These and other risks are described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 28, 2025. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

JUPITER NEUROSCIENCES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets:
Cash	$2,706,469	$3,769,510
Prepaid contract	766,667	766,667
Other current assets	138,192	114,086
Total current assets	3,611,328	4,650,263

Operating lease right of use asset, net	58,035	69,642
Prepaid contract, net of current portion	1,289,680	1,478,721
Other assets	3,783	3,783
Total assets	$4,962,826	$6,202,409

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$282,931	$396,483
Accrued compensation	1,407,658	1,415,093
Accrued interest	2,147	1,064
Current portion of operating lease liability	50,556	50,082
Notes payable, related parties	146,432	146,432
Total current liabilities	1,889,724	2,009,154

Operating lease liability, net of current portion	8,507	21,247
Total liabilities	$1,898,231	$2,030,401

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Series A preferred stock, par value $0.0001; 5,000,000 shares authorized, nil shares issued and outstanding	-	-
Common stock, par value $0.0001; 125,000,000 shares authorized; 33,103,860 issued and outstanding, respectively	3,310	3,310
Additional paid in capital	30,612,281	30,190,827
Accumulated deficit	(27,550,996)	(26,022,129)
Total stockholders’ equity	3,064,595	4,172,008
Total liabilities and stockholders’ equity	$4,962,826	$6,202,409

The accompanying notes are an integral part of these condensed consolidated financial statements

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024

Expenses:
Research and development	$466,745	$98,667
General and administrative	1,071,258	472,028
Total operating expenses	1,538,003	570,695

Loss from operations	(1,538,003)	(570,695)

Other Income (Expenses):
Interest income	10,365	62
Loss on change in fair value of derivative liability	-	(37,711)
Interest expense	(1,229)	(65,756)
Other income	-	40,000
Total other income (expenses), net	9,136	(63,405)

Net loss	$(1,528,867)	$(634,100)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.02)

Weighted average number of common stock outstanding:
Basic and diluted	33,103,860	26,526,405

The accompanying notes are an integral part of these condensed consolidated financial statements

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
December 31, 2024	33,103,860	$3,310	$30,190,827	$(26,022,129)	$4,172,008
Stock-based compensation	-	-	421,454	-	421,454
Net loss	-	-	-	(1,528,867)	(1,528,867)
March 31, 2025	33,103,860	$3,310	$30,612,281	$(27,550,996)	$3,064,595

	Common Stock		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
December 31, 2023	26,526,405	$3,310	$17,778,498	$(23,582,504)	$(5,801,354)
Stock-based compensation	-	-	355,317	-	355,317
Issuance of restricted stock for the forgiveness of accrued salaries and accrued bonuses	-	-	10,000	-	10,000
Issuance of stock options for the forgiveness of accrued salaries and accrued bonuses	-	-	50,000	-	50,000
Net loss	-	-	-	(634,100)	(634,100)
March 31, 2024	26,526,405	$3,310	$18,193,815	$(24,216,604)	$(6,020,137)

The accompanying notes are an integral part of these condensed consolidated financial statements

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net Loss	$(1,528,867)	$(634,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	-	37,711
Amortization of debt discounts	-	4,986
Gain on forgiveness of accrued compensation	-	(40,000)
Amortization of prepaid contracts	189,041	-
Stock-based compensation	421,454	355,317
Changes in operating assets and liabilities:
Prepaid and other current assets	(24,106)	-
Operating lease right of use asset	(659)	(199)
Accounts payable and accrued expenses	(113,552)	13,205
Accrued compensation	(7,435)	178,832
Increase in accrued interest	1,083	19,083
Net cash flows from operating activities	(1,063,041)	(65,165)

Cash Flows from Financing Activities:
Proceeds from note payable, related parties	-	45,000
Net cash flows from financing activities	-	45,000

Net Change in Cash	(1,063,041)	(20,165)

Beginning of period	3,769,510	28,478
End of period	$2,706,469	$8,313

Supplemental disclosure of cash flow information:
Cash paid for interest	$146	$28,128
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Restricted stock issued for the forgiveness of accrued compensation	$-	$10,000
Stock options issued for the forgiveness of accrued compensation	$-	$50,000

The accompanying notes are an integral part of these condensed consolidated financial statements

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Initial Public Offering

In December 2024, the Company’s sold 2,750,000 shares of common stock, par value $0.0001 per share (“common stock”) at a price of $4.00 per share for gross proceeds of $11 million before underwriting discounts and other related expenses in a registered initial public offering (the “IPO”). In connection with the Public Offering, the Company’s common stock was registered under Section 12(b) of the Exchange Act and began trading on The Nasdaq Capital Market under the symbol “JUNS.”

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Note 2 – Significant Accounting Policies

Basis of presentation and Going Concern

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S GAAP contemplates the continuation of the Company as a going concern. Since inception, the Company had no revenues from product sales and incurred a net loss of $1,528,867 and $634,100 for the three months ended March 31, 2025 and 2024, respectively. Net cash used in operations for the three months ended March 31, 2025 and 2024 was $1,063,041 and $65,165, respectively. As of March 31, 2025, the Company had a working capital surplus and accumulated deficit of $1,721,604 and $27,550,996, respectively.

The Company plans to finance future operations with proceeds from equity securities, grant awards and strategic collaborations. However, there is no assurance that the Company will be able to affect transactions on commercially reasonable terms, if at all. In management’s opinion, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this report.

Business Segment

Business segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a company-wide basis. The Company views its operations and manages its business in one operating segment.

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

Significant estimates during the three months ended March 31, 2025 and 2024, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company invested a portion of cash balances in a high yield savings account, which are included as cash equivalents on the balance sheets. As of March 31, 2025 and December 31, 2024, the cash balances exceed the FDIC limit of $250,000 by $2,456,469 and $3,519,510, respectively.

Prepaid Contracts

Prepaid contracts represent service agreements which the Company will receive services over a period of time and are expensed as the services are received. The Company’s prepaid contracts are related to service agreements that span over three years, over which time the expense will be recognized. See further discussion in Note 6 - Stockholders’ Equity.

Research and Development

Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, monitoring visits, clinical site activations, or information provided to us by our vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid or accrued research and development expense, as the case may be.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 2 – Significant Accounting Policies, continued

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. As of March 31, 2025 and December 31, 2024, the Company concluded that a full valuation allowance is necessary for the net deferred tax assets.

Earnings Per Share of Common Stock

Basic earnings per share (“EPS”) is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock, using the treasury method.

The following table summarizes outstanding instruments which were not included in the computation of diluted EPS as to do so would have been antidilutive:

	March 31, 2025	December 31, 2024
Common stock options	10,633,988	10,566,488
Unvested restricted stock	-	1,626,037
Warrants	1,359,375	1,359,375
	11,993,363	13,551,900

Stock-Based Compensation

The Company recognizes expense related to the grant date fair value of stock-based awards in the statements of operations. For stock options issued to employees, non-employees and members of our board of directors, the Company estimates the grant-date fair value of options using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and, for grants prior to our initial public offering, the value of the common stock. For awards subject to time-based vesting, the Company recognized stock-based compensation expense, on a straight-line basis over the requisite service period, which is generally the vesting term of the award.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 2 – Significant Accounting Policies, continued

Clinical Trial Expenses

In preparing financial statements, the Company estimates clinical trial-related expenses based on contracts with vendors, clinical sites, and consultants. Because payment timing often differs from service delivery, the Company records expenses according to actual service performance and trial progression, using discussions with internal staff and external providers. Estimates are periodically adjusted as actual results become known. Accurate accruals depend on timely reporting from third-party vendors, and differences between estimated and actual expenses, though not expected to be significant, may occur.

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

See Note 5 - Convertible Debt and Derivative Liability.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 2 – Significant Accounting Policies, continued

Derivative Instruments

Derivative instruments are recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings.

Convertible Notes with Embedded Derivative Liabilities

The Company previously entered into convertible notes payable, some of which contained variable conversion options, whereby the outstanding principle and accrued interest could be converted, by the holder, into shares of common stock at a fixed discount to the price of the common stock at or around the time of conversion upon certain trigger events. The Company evaluated all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualified as derivatives to be separately accounted. There were no such liabilities at March 31, 2025 or December 31, 2024. See further discussion in Note 5 - Convertible Debt and Derivative Liability.

Leases

Operating lease right-of-use (“ROU”) assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company utilizes its incremental borrowing rate at lease inception in order to determine the present value of future minimum lease payments over the expected term of the lease after taking into account the likelihood of renewals and extensions. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 3 – Related Party Transactions

The Company’s Chief Executive Officer (CEO) has loaned the Company working capital since inception. The balance of the loan payable to the CEO totaled $146,432 at both March 31, 2025 and December 31, 2024. The balance is due on demand and accrues interest at 3% per year. Accrued interest relating to the loan was $2,147 and $1,064 as of March 31, 2025 and December 31, 2024, respectively, and is included in accrued interest on the accompanying condensed consolidated balance sheets.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 3 – Related Party Transactions, continued

On March 15, 2024, a former executive agreed to forgive $100,000 of accrued compensation in exchange for 49,605 options to purchase common stock and 7,500 restricted stock units (“RSUs”). The options to purchase common stock have a strike price of $1.33 and together with the RSUs had a grant date fair value of $60,000. Accordingly, the Company recorded a gain on the forgiveness of accrued compensation in the amount of $40,000.

As of March 31, 2025 and December 31, 2023, $84,105 and $64,105, respectively, was due to a company wholly owned by the Company’s Chief Financial Officer. The amount is included in accrued compensation on the Company’s balance sheets.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accounts payable	$158,483	$278,676
Professional fees	103,590	40,271
License fee	18,750	75,000
Credit cards	2,108	2,536
Total accounts payable and accrued expenses	$282,931	$396,483

Accrued compensation of $1,407,658 and $1,415,093 as of March 31, 2025 and December 31, 2024, respectively, includes accrued salaries and health benefits to executives since inception and as well as board fees. Since inception, executive salaries have been paid in cash when the Company’s cash flow has permitted such payment. Prior to the IPO, in order to conserve cash, certain executives agreed to defer payments for compensation all of which was accrued. During December 2024, the Company returned to paying compensation to the executives upon the completion of the initial public offering. The Company will continue to make payments related to the accrued compensation if the Company has available cash to do so without otherwise negatively impacting the Company’s business plans.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 5 – Convertible Debt and Derivative Liability

Convertible Debt I

Between August and December 2021, the Company issued convertible notes (collectively, “Notes I”) totaling $527,650, originally maturing on July 31, 2022, with an interest rate of 1%. Notes I featured an automatic conversion feature upon an IPO into common stock at 70% of the IPO price. Various amendments extended the maturity, ultimately to December 31, 2024, and increased the interest rate to 10%. In December 2024, following a successful IPO, the then outstanding principal and accrued interest totaling $636,852 Note I converted into 227,447 shares of common stock at $2.80 per share.

Convertible Debt II

In April 2022, the Company issued a senior secured convertible note (“Note II”) and 514,403 shares of common stock for net proceeds of $977,333 ($1,000,000 less origination costs and an embedded discount). Note II had an original principal of $1,111,111. The original terms of Note II included, among other provisions, penalties and stock conversions at substantial discounts upon default or qualified offerings. Various amendments were executed which extended principal repayment dates and increased repayment premiums resulting in losses on debt extinguishment totaling $887,946 in 2023. In April 2024, Note II was further modified, removing the conversion feature, increasing principal to $1,377,778, and extending the maturity, resulting in a gain on modification of $951,868 and an increase to derivative liability of $407,494. Note II was fully repaid in December 2024 for $2,102,797, which included all then outstanding principal and accrued interest.

Convertible Debt III

In March 2023, the Company issued a convertible note (“Note III”) with a principal amount of $150,000 in connection with an investor relations settlement, maturing February 28, 2026 and a compounding 5% annual interest rate. In December 2024, the then outstanding balance of Note III totaling $178,386 was fully repaid, which included all then outstanding principal and accrued interest.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 5 – Convertible Debt and Derivative Liability, continued

Summary

During the three months ended March 31, 2024, interest expense of $46,948 is included in the accompanying 2024 condensed consolidated statement of operations, related to Notes I, II and III (collectively, the “Notes”), all of which were paid in full in December 2024.

Derivative Liability Pursuant to Convertible Debt

Based on the terms of conversion features of the Notes, the Company determined at the time of issuance that the conversion option represented an embedded component of a host instrument, the notes, required to be separated from the host and accounted for separately as a derivative. Accordingly, embedded conversion option was accounted for as a derivative liability and a corresponding debt discount at the date of issuance. The balance of the derivative liability was adjusted to fair value, as determined using a Monte Carlo valuation model, through earnings at each reporting date.

During the three months ended March 31, 2024, the Company recorded a loss totaling $37,711 relating to the change in the fair value of the derivative liability. There was no such gain or loss during the three months ended March 31, 2025 as the Notes were paid in full in December 2024 which eliminated the related derivative liability.

Significant assumptions utilized in the determination of the fair value of derivative liabilities were as follows:

March 31, 2024
Dividend Rate	-
Term	0.25
Volatility	90%
Risk-free rate	5.20%
Probability of IPO	60%

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 125,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Company had 33,103,860 shares of common stock issued and outstanding as of March 31, 2025. There was no shares of preferred stock issued and outstanding as of March 31, 2025.

Initial Public Offering

In December 2024, the Company executed an IPO in which it sold 2,750,000 shares of common stock, par value $0.0001 per share at a price of $4.00 per share for gross proceeds of $11 million before deduction of underwriting discounts and other related expenses.

Service Agreement

In June 2024, The Company entered into service agreements with three separate entities, each with a 36-month term. In connection therewith the Company issued an aggregate of 3,487,500 restricted shares of common stock, 1,162,500 ratably to each entity with an aggregate fair value at issuance totaling $4,638,375 which were registered upon the closing of the IPO in December 2024. In addition, each of the entities agreed to and ultimately purchased 37,500 shares of the Company’s common stock at a purchase price of $1.33 per share prior to the effective date of the IPO, resulting in aggregate proceeds of $150,000.

Pursuant to the agreements, the counterparties are obligated to perform certain services, as defined, and the Company is recognizing the fair value of the issued restricted shares as compensation expense over the 36-month term, the requisite service period. As of March 31, 2025 and December 31, 2024, the Company recorded compensation expense of $381,233 and $893,781, respectively, related to the restricted shares issued.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 6 – Stockholders’ Equity, continued

Stock Options

The Company grants stock awards to officers, employees, directors, and other key persons pursuant to its 2021 Equity Incentive Plan (“the Plan”).

In January 2024, the Company granted 180,000 stock options to a consultant with an exercise price of $1.33 per share and a grant date fair value of $190,560, of which 50% vested immediately with the remaining 50% being vested over a 12 month period.

As discussed in Note 3 – Related Party Transactions, the Company also issued options for the forgiveness of accrued compensation.

The grant date fair value of stock options issued during the three-month period ended March 31, 2024 was determined using the Black-Scholes Option Pricing Model. The significant inputs were as follows:

Dividend Yield	0%
Weighted average expected term (years)	6
Volatility	97.3%
Risk-free rate	4.10%
Weighted average exercise price	$1.33

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 6 – Stockholders’ Equity, continued

A summary of activity for the three months ended March 31, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	10,633,988	1.02	6.25	$102,921,147
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of March 31, 2025	10,633,988	$1.02	6.00	$405,750
Exercisable as of March 31, 2025	10,335,848	$1.01	5.93	$405,750

The following table summarizes information related to stock options outstanding as of March 31, 2025:

	Outstanding Options		Vested Options
Exercise Price	Number Outstanding at March 31, 2025	Weighted Average Remaining Life	Number Exercisable at March 31, 2025	Weighted Average Remaining Life
$0.01	675,000	0.75	675,000	0.75
$0.74	1,657,564	3.82	1,657,564	3.82
$0.80	2,783,239	4.04	2,783,239	4.04
$1.33	5,461,935	7.39	5,163,795	7.82
$2.16	56,250	6.21	56,250	6.21
	10,633,988	6.00	10,335,848	5.93

During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $421,454 and $355,317, respectively, related to the vesting of stock options. There was $306,427 unrecognized stock-based compensation expense as of March 31, 2025.

Warrants

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2024	1,359,375	$0.80	0.93
Granted	-	-	-
Forfeited	-	-	-
Outstanding as of March 31, 2025	1,359,375	$0.80	0.68

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 6 – Stockholders’ Equity, continued

Restricted Stock Units

As of March 31, 2025 and December 31, 2024 the Company had an aggregate of 1,626,037 restricted stock units outstanding with an aggregate fair value of $2,195,550.

Note 7 – Commitments and Contingencies

Legal Matters

From time to time, claims are made against the Company in the ordinary course of business, which could result in legal proceedings. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, which could have a material adverse effect on the Company’s results of operations for that period or future periods. As of March 31, 2025, there were no pending or outstanding legal proceedings.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 7 – Commitments and Contingencies, continued

Office Lease

On May 1, 2021, the Company entered into a 61-month operating lease for office space for a base rent of $3,783 subject to a 3% yearly escalation.

As of March 31, 2025 and December 31, 2024, the Company’s operating lease right-of-use asset, net (ROU) is $58,035 and $69,642, respectively. Related lease liability totaled $59,063 and $71,329, respectively, based on an incremental borrowing rate at lease inception.

	March 31,	December 31,
	2025	2024
Operating lease right-of-use asset is summarized below:
Right-of-use asset	$236,009	$236,009
Less accumulated amortization	(177,974)	(166,367)
Right-of-use asset, net	$58,035	$69,642

Future minimum lease liability payments under the non-cancelable operating lease at March 31, 2025 and December 31, 2024 are as follows:

2025	$38,073	$50,476
2026	21,290	21,290
	59,363	71,766
Less: imputed interest	(300)	(437)
Total lease liabilities	$59,063	$71,329

Current operating lease liabilities	50,556	50,082
Non-current operating lease liabilities	8,507	21,247
Total lease liabilities	$59,063	$71,329

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 7 – Commitments and Contingencies, continued

Office Lease, continued

Lease expense related to leases with an initial period of less than twelve months is expensed as incurred. Such short-term rental expense totaled $2,029 and $4,210 for the three months ended March 31, 2025 and 2024, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

On December 15, 2024, the Company entered into a Strategic Services Agreement (the “Dominant Treasure Agreement”) with Dominant Treasure Health Company Limited (“Dominant Treasure”). Pursuant to the terms of the Dominant Treasure Agreement, Dominant Treasure agreed to provide certain services to the Company to assist the Company in accelerating the Company’s desire to get its products developed and distributed in the Southeast Asian market. In exchange for Dominant Treasure’s has services pursuant to the Dominant Treasure Agreement, the Company agreed to pay Dominant Treasure a one-time payment of $2,300,000. In addition, if Dominant Treasure is involved in generating negotiations and conclusion of a distribution agreement for the Company in the countries of China (including Hong Kong), Singapore and Malaysia, the Company will pay Dominant Treasure a success fee of 5% of any upfront and/or milestone payments to be received by the Company. If such an agreement includes a royalty payment to the Company, Dominant Treasure will receive 5% of such royalty payment. The Dominant Treasure Agreement has a term of 36 months and may be terminated at any time upon mutual agreement of the parties. The one-time payment of $2,300,000 was accounted for as a prepaid contract and expensed over three-year period. For the three months ended March 31, 2025 the Company recorded consulting expense related to the Dominant Treasure agreement totaling $189,041.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 7 – Commitments and Contingencies, continued

Licensing and Royalty Agreements - Aquanova AG

In September 2016, the Company entered into a Development, Collaboration and License Agreement (“License Agreement”) with Aquanova AG, a German company in the field of development, manufacturing and selling of colloidal formulas. The License Agreement resulted in the creation of the pharmaceutic product, JOTROL. The License Agreement remains in effect until product launch, which is undeterminable at this time. The Chief Scientific Officer of the Company and the CEO of Aquanova are the joint inventors of JOTROL. Aquanova is the assignee on the patents in the United States, the European Union, China and Japan whereas the Company is obligated to maintain the patents. The License Agreement grants the Company ownership of any regulatory approvals as well as the sole and exclusive worldwide right to develop, manufacture and commercialize all products, including JOTROL. Aquanova has been granted the exclusive license to conduct formulation development and manufacturing.

The License Agreement defines various fees due to Aquanova for product and formulation development and licensing of the products. The Company is obligated to pay Aquanova an annual license fee of $75,000 in the year and each year subsequent thereto the acceptance of the product formulation by both parties. Such annual license fee requirement terminates in the year in which marketing authorization approval (“MMA”) is obtained in a single territory, which as of March 31, 2024 has not been received. Upon receipt of MMA in each territory (e.g., United States, European Union, China, Japan), the Company will be obligated to pay $200,000 to Aquanova per territory in which an MMA approval obtained, up to a maximum of $600,000, in aggregate. In addition, upon commercialization the Company will be obligated to pay Aquanova a royalty equal to 5% of net sales, as defined, in each territory until the later of (i) ten years after the first commercial sale; (ii) the first date there is no valid claim within the Aquanova patent rights; or (iii) the MMA expiration date in each territory. As of March 31, 2025 and December 31, 2024, has accrued $18,750 and $75,000, respectively, license fees which are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets

Finally, pursuant to the terms of the License Agreement, upon mutual agreement, the Company may pay a one-time royalty of $3,000,000 within 180 days of United States marketing approval 1.25% royalties on net sales in the United States in lieu of the terms as set forth above.

Murdoch Children’s Research Institute

In 2015, the Company entered into a Global Development and License Agreement (“License Agreement II”) with Murdoch Children’s Research Institute (“MCRI”), an Australian Institute at the Royal Children’s Hospital in Australia, with the know-how in the process of using pharmaceutical grade Resveratrol for the treatment of Friedreich’s ataxia. License Agreement II provides for joint development for a delivery system, clinical trials for the treatment of Friedreich’s ataxia, and worldwide commercialization by the Company. Furthermore, License Agreement II grants an exclusive worldwide license to the Company to use the MCRI know-how for developing, manufacturing, and commercializing the product candidate for proposed treatment for Friedreich’s ataxia. In turn, MCRI has been granted an irrevocable, royalty free, worldwide license for the use any product inventions along with patent rights for internal research and development. Upon receipt of approval of an MMA in each territory, as defined (e.g., United States, European Union, China, Japan), the Company will be obligated to pay an approval fee of $100,000 per territory up to a maximum of $300,000 in aggregate, which has not yet been received as of March 31, 2025. Pursuant to the terms of License Agreement II, upon commercialization, Company will pay a royalty of 1.5% of net sales, as defined, in each territory to MCRI until such time as any product related to License Agreement II is no longer sold in the respective territory.

Note 8 – Segment Report

The Company’s Chief Executive Officer serves as the CODM and evaluates the financial performance of the business and makes resource allocation decisions on a consolidated basis.

The Company operates in one reportable segment, related to pharmaceutical development, which includes all activities related to product candidate development. The determination of a single reportable segment is consistent with the financial information regularly provided to the CODM, who reviews and evaluates net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the accompanying condensed consolidated balance sheet as total assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial information and related notes included in our Annual Report on Form 10-K for fiscal 2024, which was filed with the Securities and Exchange Commission, or the SEC, on March 28, 2025, or the Annual Report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Unless the context otherwise requires, “JNS,” “we,” “us,” “our,” or the “Company” refers to Jupiter Neurosciences, Inc.

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

In December 2024, we received gross proceeds of $11 million, before deduction of underwriting discounts and other related expenses, in a registered public offering (“Public Offering”) of 2,750,000 shares of our common stock, par value $0.0001 per share (“common stock”) at a price of $4.00 per share. In connection with the Public Offering, the Company’s common stock was registered under Section 12(b) of the Exchange Act and began trading on The Nasdaq Capital Market under the symbol “JUNS.”

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

We believe that results from this preclinical study indicate that Parkinson’s Disease might be the best target for treatment and financial opportunity among the multiple indications where JOTROL might play a role. The Company is now in the process of planning its first Phase II clinical trial in a patient population. This will be a Phase IIa study conducted with the assistance of Zina Biopharmaceuticals that is led by Dr. Charbel Moussa, MBBS,Ph.D. The study is expected to start in the third quarter of 2025 and have results available approximately 12 months thereafter.

We are also targeting the treatment of MCI/early Alzheimer’s Disease. We received funding of $2.2 million from the National Institute of Aging (“NIA”) in in 2020 and 2022 from a grant application for a Phase 1 study for Mild Cognitive Impairment/ Alzheimer. In the NIA scientific review summary statement of our Phase I study application, it is stated that the NIA is looking forward to a Phase II study with an enhanced resveratrol product, based on the earlier study results from the well published Turner et al. Alzheimer’s study.

In October 2024, we submitted an application for a $16.5 million grant from the NIA for a Phase II trial in MCI/early Alzheimer’s Disease. In May 2025, we learned that the application will not be approved. Therefore, studies focused on this indication will be paused until we receive biomarker results from our Phase 2a in Parkinson’s Disease. We expect that several of those biomarkers, particularly in cognition, will be used to further validate the use of JOTROL in Alzheimer’s Disease. This will enable us to determine the best path forward in MCI/early Alzheimer’s Disease.

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

Financial Position

For the three months ended March 31, 2025 and March 31, 2024, we have generated no revenues from product sales since inception and incurred net losses of $1,528,867 and $634,100, respectively, and had negative cash flow from operating activities of $1,063,041 and $65,165, respectively. As noted in the accompanying condensed consolidated financial statements, as of March 31, 2025, we had a working capital surplus of $1,721,604 and an accumulated deficit of $27,550,996. There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings. See “Risk Factors—We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2024 and 2023” in our Form 10-K for fiscal 2024.

Results of Operations

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenue and Federal Awards

There was no revenue from product sales during the three months ended March 31, 2025 or 2024 as we are focused on research and development.

Research and Development Expenses

Research and development (“R&D”) expenses were $466,745 for three months ended March 31, 2025 compared to $98,667 for three months ended March 31, 2024. The increase in research and development expenses was primarily driven by costs incurred under a three-year service agreement associated with product development and distribution efforts in the Southeast Asian market. The remainder of the increase relates to heightened R&D activities, specifically the procurement of clinical trial supplies for our Parkinson’s disease program.

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

General and Administrative Expenses

General and administrative expenses were $1,071,258 for the three months ended March 31, 2025 compared to $472,028 for the three months ended March 31, 2024. The increase is due to employees receiving their full salaries in the current period compared to the prior period. In addition, there was an increase in legal and professional fees in the current period compared to the prior period as a direct result of the Company being listed on a public exchange. Lastly, the increase in general and administrative expenses is attributed to an increase in insurance expenses and consulting fees. This is a direct result of the Company expanding its operations in the current period compared to the prior period.

Interest Expense

Interest expenses were $1,229 for the three months ended March 31, 2025, compared to $65,756 for the three months ended March 31, 2024. Interest expense is primarily attributable to interest expense associated with our previously outstanding notes payable, convertible notes payable, notes payable to our Chief Executive Officer, and interest expense on our corporate credit card. The decrease in interest expense is directly attributed to the conversion and repayment of our convertible notes in prior periods; therefore, no new interest expense is being incurred in the current period.

Loss on Change in Fair Value of Derivative Liability

At each quarter end during these years, the variable conversion options embedded in our convertible notes were marked to market, and the change in fair value of the derivative was recorded as a loss of $37,711 for the three months ended March 31, 2024. There were no derivative liabilities during the current period.

For the three months ended March 31, 2024, derivative liabilities were marked to market, and the resulting change in fair value of the derivative was recorded as a loss of $37,711. There were no derivative liabilities during the current period.

Liquidity and Capital Resources; Plan of Operations

Historically, we have financed our operations primarily by selling common stock and convertible debt. On December 2, 2024, the Company priced its initial public offering of 2,750,000 shares of common stock at a price of $4.00 per share. The offering closed on December 4, 2024, and the Company started trading on the Nasdaq Capital Market under the ticker symbol “JUNS”. The Company sold 2,750,000 shares of its Common Stock to the underwriters and yielded proceeds of $9,725,213, net of underwriters’ and other fees of $1,274,787. On April 11, 2022, we issued a senior secured convertible note in the principal amount of $1,111,111 in exchange for $1,000,000, which was paid down with the proceeds from the initial public offering.

For the three months ended March 31, 2025 and March 31, 2024, we generated no revenues from product sales and reported net losses of $1,528,867 and $634,100, respectively, and negative cash flow from operating activities of $1,063,041 and $65,165, respectively. There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on financings.

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

See “Risk Factors” included herein and in our 2024 Annual Report on Form 10-K for fiscal 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025 for additional discussion of risks associated with our capital requirements.

Cash Flows for the Three Months Ended March 31, 2025 and 2024

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Net cash flows from operating activities	$(1,063,041)	$(65,165)
Net cash flows from investing activities	-	-
Net cash flows from financing activities	$-	$45,000
Net increase (decrease) in cash	$(1,063,041)	$(35,953)

Net Cash Flows From Operating Activities:

Net cash used in operating activities during the three months ended March 31, 2025 was $1,063,041, as compared to net cash used in operating activities of $65,165. The increase in net cash used in operating activities was primarily related to the changes in our net loss.

Net Cash Flows From Investing Activities:

No net cash was provided by or used in investing activities for the three months ended March 31, 2025 and 2024.

Net Cash Flows From Financing Activities:

Net cash provided in financing activities during the three months ended March 31, 2025 was $0, as compared to net cash provided in financing activities of $45,000. The decrease in net cash provided was primarily related to no new financing being provided in the current period compared to the prior period.

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

Business Development Activities

The Company initiated business development activities in the Asian region in 2021. The Company has a strong strategic interest in accelerating the drug development and potential commercialization efforts of JOTROL in this market. Our Chairman & CEO, presented in person, our company’s status and pipeline at the BIOHK 2023 conference in Hong Kong in September of 2023. The presentation led to several follow-on meetings, and we have recently agreed to service agreements in the areas of business development, CMC (Chemistry, Manufacturing, and Controls), regulatory affairs and clinical trial management. The Asian market is very large and hard to penetrate for a small company and we believe that our strategy with these agreements is cost effective and have the possibility to accelerate an out-licensing deal in the South-East Asian territories. However, there are no assurances that this approach will be successful.

The agreements executed are very similar in nature that include an equity investment in our Company by the other party and in turn we issued equity in the form of shares of common stock, in lieu of cash, for 3 years of services from each company.

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

Contractual Obligations

We do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities, except as follows:

Notes Payable to Related Parties and Other Transactions

The Company’s Chief Executive Officer (CEO) has loaned the Company working capital since inception. The balance of the loans to the CEO as of March 31, 2025 and December 31, 2024 and 2023 was $146,432, respectively. The loan is due on demand and accrues interest at 3% per year. Accrued interest relating to the loan was $2,147 and $1,064 as of March 31, 2025 and December 31, 2024, respectively, and is included in accrued interest on the accompanying balance sheets. The Company repaid a total of $100,000 during the year ended December 31, 2024, $83,880 in principal and $16,120 in accrued interest.

On March 15, 2024, a former executive agreed to forgive $100,000 of accrued compensation in exchange for 49,605 options to purchase common stock and 7,500 restricted stock units, The options to purchase common stock have a strike price of $1.33. The option had a grant date fair value of $50,000. The Company recorded a gain on the forgiveness of accrued compensation in the amount of $40,000.

As of March 31, 2025 and December 31, 2024, $84,105 and $64,105, respectively, was due to a company wholly owned by the Company’s Chief Financial Officer. The amount is included in accrued compensation on the Company’s balance sheets.

Critical Accounting Policies

Our accounting policies are more fully described in Note 2 – Significant accounting policies to our consolidated financial statements included as part of this Quarterly Report and our Annual Report on Form 10-K for fiscal 2024, filed with the SEC on March 28, 2025. As disclosed in Note 2, the preparation of financial statements in conformity with U.S. GAAP requires management to make substantial judgment or estimation in their application that may significantly affect reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Refer to Note 7. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 Financial Statements of this Quarterly Report, for further information regarding legal contingencies.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025, which is available at www.sec.gov. Any of the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements except as required by law.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.4

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**

101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jupiter Neurosciences, Inc.

Date: May 15, 2025	/s/ Christer Rosén
Christer Rosén
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

