Form 10-Q
period 2025-06-30
JUPITER NEUROSCIENCES, INC.
filed 2025-08-19
CIK 1679628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 18, 2025, there were 34,833,083 shares of the registrant’s common stock, issued and outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	We are early in our development efforts, with a limited operating history, and have no products approved for commercial sale;

●	We have not generated any revenue from product sales to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future;

●	Our ability to generate revenue and achieve profitability depends on the successful launch and commercialization of our Nugevia brand of premium supplements;

●	There is intense competition in the premium supplement business;

●	We are substantially dependent on the success of our product candidate, JOTROL for our pharmaceutical operations centered on the development of drug candidates. If we are unable to complete development of, obtain approval for and commercialize JOTROL for one or more indications in a timely manner, our business will be harmed;

●	There are many regulatory and compliance risks involved with launching the Nugevia product line, which include compliance with marketing labeling and claims standards;

●	Our prospects depend upon developing product candidate JOTROL for particular indications and possibly discovering, developing other product candidates in future programs;

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidate JOTROL may not demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results;

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted. In particular, we face competition for patients with MPS-I, Friedreich’s ataxia, MELAS, Parkinson’s Disease, Mild Cognitive Impairment, and early Alzheimer’s disease from companies that produce drugs to treat such diseases.

●	We rely on third parties to conduct our preclinical studies, clinical trials, and manufacturing and these third parties may not perform satisfactorily;

●	Once our common stock is listed on Nasdaq Capital Market, there can be no assurance that we will be able to comply with Nasdaq Capital Market’s continued listing standards;

●	The price of our common stock could be subject to rapid and substantial volatility; and

●	Our management’s assessment of historical losses, negative cash flows, and reliance on private equity financing raises substantial doubt about our ability to continue as a going concern, as noted in our auditor’s reports for 2023 and 2024.

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

JUPITER NEUROSCIENCES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024

Assets
Current Assets:
Cash	$1,878,247	$3,769,510
Prepaid contract	766,667	766,667
Other current assets	174,218	114,086
Total current assets	2,819,132	4,650,263

Operating lease right of use asset, net	46,649	69,642
Prepaid contract, net of current portion	1,098,539	1,478,721
Other assets	3,783	3,783
Total assets	$3,968,103	$6,202,409

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$573,964	$396,483
Accrued compensation	1,857,919	1,415,093
Accrued interest	3,242	1,064
Current portion of operating lease liability	46,428	50,082
Notes payable, related parties	146,432	146,432
Total current liabilities	2,627,985	2,009,154

Operating lease liability, net of current portion	-	21,247
Total liabilities	$2,627,985	$2,030,401

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Series A preferred stock, par value $0.0001; 5,000,000 shares authorized, nil shares issued and outstanding	-	-
Common stock, par value $0.0001; 125,000,000 shares authorized; 34,833,083 and 33,103,860 issued and outstanding, respectively	3,483	3,310
Additional paid in capital	31,140,596	30,190,827
Accumulated deficit	(29,803,961)	(26,022,129)
Total stockholders’ equity	1,340,118	4,172,008
Total liabilities and stockholders’ equity	$3,968,103	$6,202,409

The accompanying notes are an integral part of these condensed consolidated financial statements

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Expenses:
Research and development	$759,448	$101,077	$1,226,193	$199,744
General and administrative	1,505,432	456,000	2,576,690	928,028
Total operating expenses	2,264,880	557,077	3,802,883	1,127,772

Loss from operations	(2,264,880)	(557,077)	(3,802,883)	(1,127,772)

Other Income (Expenses):
Interest income	13,050	53	23,415	115
Loss on change in fair value of derivative liability	-	(25,431)	-	(63,142)
Interest expense	(1,135)	(56,290)	(2,364)	(122,046)
Gain on extinguishment of debt	-	951,868	-	951,868
Other income	-	-	-	40,000
Total other income (expenses), net	11,915	870,200	21,051	806,795

Net (loss) income	$(2,252,965)	$313,123	$(3,781,832)	$(320,977)

Net (loss) income per common share:
Basic	$(0.07)	$0.01	$(0.11)	$(0.01)
Diluted	$(0.07)	$0.01	$(0.11)	$(0.01)

Weighted average number of common stock outstanding:
Basic	33,180,966	27,536,259	33,394,168	27,247,275
Diluted	33,180,966	30,592,311	33,394,168	27,247,275

The accompanying notes are an integral part of these condensed consolidated financial statements

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
December 31, 2024	33,103,860	$3,310	$30,190,827	$(26,022,129)	$4,172,008
Stock-based compensation	-	-	421,454	-	421,454
Net loss	-	-	-	(1,528,867)	(1,528,867)
March 31, 2025	33,103,860	$3,310	$30,612,281	$(27,550,996)	$3,064,595
Stock-based compensation	-	-	462,488	-	462,488
Shares issued for services rendered	103,186	10	65,990	-	66,000
Shares issued for vested restricted stock units	1,626,037	163	(163)	-	-
Net loss	-	-	-	(2,252,965)	(2,252,965)
June 30, 2025	34,833,083	$3,483	$31,140,596	$(29,803,961)	$1,340,118

			Additional	Receivables for Sale of		Total Stockholders’
	Common Stock		Paid	Common	Accumulated	Equity
	Shares	Amount	in Capital	Stock	Deficit	(Deficit)
December 31, 2023	26,526,405	$2,652	$17,778,498	$-	$(23,582,504)	$(5,801,354)
Stock-based compensation	-	-	355,317	-	-	355,317
Issuance of restricted stock and stock options for accrued compensation	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	(634,100)	(634,100)
March 31, 2024	26,526,405	$2,652	$18,193,815	$-	$(24,216,604)	$(6,020,137)
Stock-based compensation	-	-	276,983	-	-	276,983
Shares issued for vesting of restricted stock	3,487,500	349	(349)	-	-	-
Sale of common stock, net of receivables of $75,000	112,500	11	149,989	(75,000)	-	75,000
Reconciling shares due to forward stock split	8	-	-	-	-	-
Net income	-	-	-	-	313,123	313,123
June 30, 2024	30,126,413	$3,012	$18,620,438	$(75,000)	$(23,903,481)	$(5,355,031)

The accompanying notes are an integral part of these condensed consolidated financial statements

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net Loss	$(3,781,832)	$(320,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	-	63,142
Amortization of debt discounts	-	9,973
Gain on extinguishment of debt	-	(951,868)
Gain on forgiveness of accrued compensation	-	(40,000)
Non- cash amortization of prepaid contracts	380,182	-
Shares issued for services	66,000	-
Stock-based compensation	883,942	632,300
Changes in operating assets and liabilities:
Prepaid and other current assets	(60,132)	-
Operating lease right of use asset	(1,908)	(542)
Accounts payable and accrued expenses	177,481	34,524
Accrued compensation	442,826	361,411
Increase in accrued interest	2,178	39,410
Net cash flows from operating activities	(1,891,263)	(172,627)

Cash Flows from Financing Activities:
Proceeds from note payable, related parties	-	109,000
Proceeds from sale of common stock	-	50,000
Net cash flows from financing activities	-	159,000

Net Change in Cash	(1,891,263)	(13,627)

Beginning of period	3,769,510	28,478
End of period	$1,878,247	$14,851

Supplemental disclosure of cash flow information:
Cash paid for interest	$186	$56,891
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Restricted stock and stock options issued for the forgiveness of accrued compensation	$-	$60,000
Notes payable, related party assign to Note payable	$-	$266,667
Receivables from Sale of Common Stock	$-	$75,000

The accompanying notes are an integral part of these condensed consolidated financial statements

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 1 – Organization and Description of Business

Jupiter Neurosciences, Inc. (the “Company”) is a clinical stage research and development pharmaceutical company located in Jupiter, Florida. The Company incorporated in Delaware in January 2016. The Company has developed a unique resveratrol platform product primarily targeting treatment of neuro-inflammation. The product candidate, called JOTROL, has many potential indications of use for rare diseases. We are primarily targeting Parkingson’s Disease. In addition, and more broadly, JOTROL has potential indications for use related Mucopolysaccharidoses Type 1, Friedreich’s Ataxia, and MELAS and Mild Cognitive Impairment/early Alzheimer’s disease.

JOTROL has the potential to deliver a therapeutically effective dose of resveratrol in the blood stream, using a unique patented micellar formulation, without causing gastrointestinal side effects. Based on the results of the Company’s Phase I study, JOTROL may resolve the major obstacle of resveratrol’s poor bioavailability, which has been documented in various scientific articles describing previously conducted human trials with resveratrol as well as preclinical trial results in mice and rats.

The Company’s Phase 1 dose finding pharmacokinetics (“PK”) study was completed in 2021.and funded by the U.S. National Institute on Aging, an institute of the U.S. National Institutes of Health (“NIH”): Safety and Pharmacokinetics of JOTROL for Alzheimer’s Disease, Federal Award Identification Number R44AG067907-01A1 (the “Award”). This Phase 1 PK study will be homogeneous for all indications where JOTROL will be used in Phase II and Phase III clinical trials.

Initial Public Offering

In December 2024, the Company’s sold 2,750,000 shares of common stock, par value $0.0001 per share (“common stock”) at a price of $4.00 per share for gross proceeds of $11 million before underwriting discounts and other related expenses in a registered initial public offering (the “IPO”). Net proceeds, after deducting underwriting discounts, commissions, and offering-related expenses, were approximately $9,725,213. In connection with the Public Offering, the Company’s common stock began trading on The Nasdaq Capital Market under the symbol “JUNS.”

Nasdaq Minimum Bid Price Compliance

On March 21, 2025, the Company received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum closing bid price of $1.00 per share for at least 30 consecutive business days. Based on the 30 consecutive business days from February 6, 2025 through March 20, 2025, the Company’s common stock failed to meet this requirement.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until September 17, 2025, to regain compliance by maintaining a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

On July 9, 2025, the Company received written confirmation from Nasdaq that it had regained compliance with Listing Rule 5550(a)(2), as the closing bid price of its common stock had been at or above $1.00 per share for 13 consecutive business days (June 18, 2025 through July 8, 2025).

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Note 2 – Significant Accounting Policies

Basis of presentation, Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S GAAP contemplates the continuation of the Company as a going concern. The Company has had no revenues from product sales since inception and incurred a net loss of $3,781,832 and had negative cash flows of operations totaling $1,891,263 for the six months ended June 30, 2025, and a cumulative net loss since inception totaling $29,803,961.

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

Business Segment

Business segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a company-wide basis. The Company views its operations and manages its business in two operating segments: (i) the production and sale of premium nutritional supplements, and (ii) pharmaceutical operations focused on the development of drug candidates.

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

Significant estimates during the three and six month periods ended June 30, 2025 and 2024 include valuation of share based arrangements and those related to the recognition and disclosure of income taxes.

Cash

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. From time to time, the Company has cash and cash equivalent balances in excess of the FDIC insured limit of $250,000. As of June 30, 2025 cash and cash equivalent balances in excess of the FDIC limit totaled $1,559,314.

Prepaid Contracts

Prepaid contracts are related to certain agreements for which the services are being rendered by the counterparty over the three year term of the agreement and the value of which is expensed ratably over that term. See further discussion in Note 6 - Stockholders’ Equity.

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

JUNE 30, 2025

Note 2 – Significant Accounting Policies, continued

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. As of June 30, 2025 and December 31, 2024, the Company concluded that a full valuation allowance is necessary for the net deferred tax assets.

Earnings Per Share of Common Stock

Basic earnings per share (“EPS”) is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share includes the effect, if any, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock, using the treasury stock method, unless the effect would be anti-dilutive.

The following table summarizes outstanding instruments at June 30, 2025 excluded from the computation of diluted EPS as to do so would have been antidilutive:

Common stock options	10,883,988
Unvested restricted stock	-
Warrants	1,359,375
12,243,363

Stock-Based Compensation

The grant date fair value of stock-based awards issued to employees, non-employees and members of the board of directors, determined using the Black-Scholes option pricing model and ratably expensed over the requisite service period, which is generally the vesting term of the award. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock, risk-free interest rates and future dividend yields.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 2 – Significant Accounting Policies, continued

Clinical Trial Expenses

When applicable in preparing financial statements, the Company estimates clinical trial-related expenses based on contracts with vendors, clinical sites, and consultants. Because payment timing often differs from service delivery, the Company records expenses according to actual service performance and trial progression, using discussions with internal staff and external providers. Estimates are periodically adjusted as actual results become known. Accurate accruals depend on timely reporting from third-party vendors, and differences between estimated and actual expenses, though not expected to be significant, may occur.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures and presents financial instruments at estimated Fair Value. Fair Value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company at each reporting date.

Disclosures related to fair value are categorized in a three level hierarchy (“Fair Value Hierarchy), generally based on whether the inputs to the valuation techniques utilized to calculated fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the Fair Value Hierarchy are briefly described as follows:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2: Inputs, other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

In instances where the determination of the fair value measurement is based on inputs from different levels of the Fair Value Hierarchy, the level in which the fair value of a financial instrument is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturity of these instruments. The amount reported in the condensed consolidated balance sheet for note payable, related party approximates fair value as the interest rate substantially equivalent the Company’s incremental borrowing rate for an instrument with similar terms and time to maturity.

See Note 5 - Convertible Debt and Derivative Liability.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 2 – Significant Accounting Policies, continued

Derivative Instruments

Derivative instruments measured at fair value. Gains or losses resulting from changes in the fair value of derivatives instruments recorded as assets or liabilities are recognized in earnings at each reporting period.

Leases

Operating lease right-of-use (“ROU”) assets and related operating lease liabilities are recognized based on the present value of future minimum lease payments over the expected term of the lease after taking into account the likelihood of renewals and extensions.at inception. In the event an implicit interest rate is not present in the lease agreement, the Company utilizes its incremental borrowing rate at lease inception in order to determine the present value. Short term leases with an initial term of less than twelve months are expensed as incurred.

Note 3 – Related Party Transactions

Note payable, related party

Since inception, from time to time, the Company’s Chief Executive Officer (CEO) loaned the Company working capital. The balance outstanding, totaling $146,432 at both June 30, 2025 and December 31, 2024, is due on demand and accrues interest at 3% per annum. Accrued but unpaid interest relating to the loan totaled $3,242 and $1,064 as of June 30, 2025 and December 31, 2024, respectively, and is included in accrued interest on the accompanying condensed consolidated balance sheets.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 3 – Related Party Transactions, continued

Equity Instruments Exchanged for Accrued Compensation

In March 2024, in exchange for the issuance of 49,605 stock options, with a strike price of $1.33, and 7,500 restricted stock units (“RSUs”), a former executive relinquished his right to received $100,000 of previously accrued, but unpaid compensation The grant date fair value of the stock options and RSUs totaled $60,000, resulting a $40,000 gain, which is included other income in the accompanying 2024 statement of operations.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accounts payable	$465,093	$278,676
Professional fees	70,890	40,271
License fee	37,500	75,000
Credit cards	481	2,536
Total accounts payable and accrued expenses	$573,964	$396,483

Accrued compensation of $1,857,919 and $1,415,093 as of June 30, 2025 and December 31, 2024, respectively, includes amounts due to certain executives and board fees. Prior to the effectiveness of the Company’s IPO, in order to conserve cash, certain executives agreed to defer payment for compensation earned, which was accrued. Upon the completion of the initial public offering in December 2024, the Company resumed paying the executives for compensation as it was earned. The Company will make payments to reduce the balance of accrued compensation, but only in the event the Company has available cash to do so without otherwise negatively impacting the Company’s business plans.

See Note 9 – Subsequent Events for details regarding the approval of cash bonuses cash bonuses payable to certain officers.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 5 – Convertible Debt and Derivative Liability

Convertible Debt I

Between August and December 2021, the Company issued convertible notes (collectively, “Notes I”) totaling $527,650, originally maturing on July 31, 2022, with an interest rate of 1%. Notes I featured an automatic conversion feature upon an IPO into common stock at 70% of the IPO price. Various amendments extended the maturity, ultimately to December 31, 2024, and increased the interest rate to 10%. In December 2024, following a successful IPO, the then outstanding principal and accrued interest totaling $636,852 Notes I converted into 227,447 shares of common stock at $2.80 per share.

Convertible Debt II

In April 2022, the Company issued a senior secured convertible note (“Note II”) and 514,403 shares of common stock for net proceeds of $977,333 ($1,000,000 less origination costs and an embedded discount). Note II had an original principal of $1,111,111. The original terms of Note II included, among other provisions, penalties and stock conversions at substantial discounts upon default or qualified offerings. Various amendments were executed which extended principal repayment dates and increased repayment premiums resulting in losses on debt extinguishment totaling $887,946 in 2023. In April 2024, Note II was further modified, removing the conversion feature, increasing principal to $1,377,778, and extending the maturity, resulting in a gain on modification of $951,868 and an increase to derivative liability of $407,494. Note II was fully repaid in December 2024 for $2,102,797, which included all outstanding principal and accrued interest.

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

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 5 – Convertible Debt and Derivative Liability, continued

Interest

During the three and six months ended June 30, 2024, interest expense of $37,505 and $44,151, respectively, is included in the accompanying 2024 condensed consolidated statement of operations, related to Notes I, II and III (collectively, the “Notes”), all of which were paid in full in December 2024.

Embedded Derivative

Based on the terms of the Notes, the Company determined, at the time of issuance, that the conversion option represented an embedded component of a host instrument, the Notes, and was required to be accounted for separately as a derivative financial instrument. Accordingly, the Company recorded the value of the embedded conversion option as a derivative liability with a corresponding discount to the face value of the Notes at the time of issuance. Thereafter, the derivative liability was measured at fair value, as determined using a Monte Carlo valuation model, at each reporting date and changes in fair value were recognized through earnings.

During the second quarter of 2024, the terms of Note II were modified including the terms of the conversion option accounted for as a derivative liability. In connection therewith, the fair value of the derivative liability was measured based on the modified terms and as a result of that remeasurement, the Company recorded a gain totaling $951,868, which is included in other income in the accompanying 2024 statement of operations.

During the three and six months ended June 30, 2024, the Company recorded a loss totaling $25,431 and $63,142, respectively, relating to the change in the fair value of the derivative liability. There was no such gain or loss during the three or six months ended June 30, 2025 as the Notes were paid in full in December 2024 eliminating the related derivative liability.

Significant assumptions utilized in the determination of the fair value of derivative liabilities utilizing a Monte Carlo valuation model were as follows:

June 30, 2024
Dividend Rate	-
Term	0.13
Volatility	90%
Risk-free rate	5.0%
Probability of IPO	60%

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 125,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Company had 34,833,083 shares of common stock issued and outstanding as of June 30, 2025. There were no shares of preferred stock issued and outstanding as of June 30, 2025.

During the six months ended June 30, 2025, the Company issued 103,186 shares of common stock, with an aggregate fair value of $66,000, as consideration for services rendered related to media and investor relations activities, strategic communications support, enhancement to the Company’s market visibility and shareholder engagement. The fair value of the shares issued was determined based on the market price of the Company’s common stock at the date of issuance and is included general and administrative expenses in the accompanying 2024 condensed consolidated statement of operations.

See Note 6 – Stockholders’ Equity – Restricted Stock Units for additional details regarding the issuance of common stock upon the vesting of restricted stock units.

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

Pursuant to the agreements, the counterparties are obligated to perform certain services, as defined, and the Company is recognizing the fair value of the issued restricted shares as compensation expense over the 36-month term, the requisite service period. During the six months ended June 30, 2025 the Company recorded compensation expense of $766,702 related to the agreement, which in general and administrative expenses in the accompanying condensed consolidated statements of operations. There was no such expense recorded during the six months ended June 30, 2024 due to the timing of the execution of the service agreements.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 6 – Stockholders’ Equity, continued

Stock Options

The Company grants stock under the provisions of its 2021 Equity Incentive Plan (“the Plan”).

In January 2024, the Company granted 180,000 stock options to a consultant with an exercise price of $1.33 per share and a grant date fair value of $190,560, of which 50% vested immediately with the remaining 50% being vested over a 12 month period.

As discussed in Note 3 – Related Party Transactions - Equity Instruments Exchanged for Accrued Compensation, during the six months ended June 30, 2024, the Company issued additional options related to accrued compensation.

In June 2025, the Company granted 250,000 stock options to a consultant with an exercise price of $0.97 per share and a grant date fair value of $191,168, and a 10 year term. The 25% of the stock options vest immediately on the grant date, with the remaining 187,500 options vesting in equal monthly installments ratably beginning in July 2025 through May 2027.

The significant inputs utilized to determine the grant date fair value of stock options issued during the six month periods ended June 30, 2025 and 2024 were as follows:

	June 30,	June 30,
	2025	2024
Dividend Yield	0%	0%
Weighted average expected term (years)	5.38	5.75-6
Volatility	101.98%	97.3-105.8%
Risk-free rate	4.18%	4.10%
Weighted average exercise price	$0.97	$1.33

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 6 – Stockholders’ Equity, continued

A summary of stock option activity for the six months ended June 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	10,633,988	1.02	6.25	$102,921,147
Granted	250,000	0.97
Exercised	-	-
Forfeited	-	-
Outstanding as of June 30, 2025	10,883,988	$1.02	5.61	$1,772,167
Exercisable as of June 30, 2025	10,426,478	$1.01	5.48	$1,762,791

The following table summarizes information related to stock options outstanding as of June 30, 2025:

	Outstanding Options		Vested Options
Exercise Price	Number Outstanding at June 30, 2025	Weighted Average Remaining Life	Number Exercisable at June 30, 2025	Weighted Average Remaining Life
$0.01	675,000	0.75	675,000	0.50
$0.74	1,657,564	3.57	1,657,564	3.57
$0.80	2,783,239	3.80	2,783,239	3.80
$0.97	250,000	9.92	62,500	9.92
$1.33	5,461,935	7.58	5,191,925	7.57
$2.16	56,250	5.96	56,250	5.96
	10,883,988	5.61	10,426,478	5.48

There was $420,576 unrecognized stock-based compensation expense as of June 30, 2025 which will be recognized over a period of approximately 0.82 years.

Warrants

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2024	1,359,375	$0.80	0.93
Granted	-	-	-
Forfeited	-	-	-
Outstanding as of June 30, 2025	1,359,375	$0.80	0.51

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 6 – Stockholders’ Equity, continued

Effective June 22, 2025, the Company entered into an amendment with a warrant holder who holds warrants exercisable for 109,376 shares of common stock. The amendment extended the warrant’s exercise period through August 31, 2025, and clarified the exercise mechanism applicable to the warrant. The effects of the warrant modification were de minimis.

Restricted Stock Units

No restricted stock units were issued during the six months ended June 30, 2025. In June 2025, all then issued and outstanding restricted stock units vested whereby 1,626,037 shares of common stock were freely tradeable by the Holder.

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

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 7 – Commitments and Contingencies, continued

Leases

On May 1, 2021, the Company entered into a 61-month operating lease for office space for a base rent of $3,783 subject to a 3% yearly escalation.

As of June 30, 2025 and December 31, 2024, the Company’s operating lease right-of-use asset, net (ROU) is $46,649 and $69,642, respectively. Related lease liability totaled $46,428 and $71,329, respectively, based on an incremental borrowing rate at lease inception.

	June 30,	December 31,
	2025	2024
Operating lease right-of-use asset is summarized below:
Right-of-use asset	$236,009	$236,009
Less accumulated amortization	(189,360)	(166,367)
Right-of-use asset, net	$46,649	$69,642

Future minimum lease liability payments under the non-cancelable operating lease at June 30, 2025 and December 31, 2024 are as follows:

2025	$25,327	$50,476
2026	21,290	21,290
	46,617	71,766
Less: imputed interest	(189)	(437)
Total lease liabilities	$46,428	$71,329

Current operating lease liabilities	46,428	50,082
Non-current operating lease liabilities	-	21,247
Total lease liabilities	$46,428	$71,329

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 7 – Commitments and Contingencies, continued

Leases, continued

Short-term rental costs expensed as incurred totaled $3,255 and $5,284 for the three and six months ended June 30, 2025, respectively, and totaled $8,865 and $13,075 for the three and six months ended June 30, 2024, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

On December 15, 2024, the Company entered into a Strategic Services Agreement (the “Dominant Treasure Agreement”) with Dominant Treasure Health Company Limited (“Dominant Treasure”). Pursuant to the terms of the Dominant Treasure Agreement, Dominant Treasure agreed to provide certain services to the Company to assist the Company in accelerating the Company’s desire to get its products developed and distributed in the Southeast Asian market. In exchange for Dominant Treasure’s has services pursuant to the Dominant Treasure Agreement, the Company agreed to pay Dominant Treasure a one-time payment of $2,300,000. In addition, if Dominant Treasure is involved in generating negotiations and conclusion of a distribution agreement for the Company in the countries of China (including Hong Kong), Singapore and Malaysia, the Company will pay Dominant Treasure a success fee of 5% of any upfront and/or milestone payments to be received by the Company. If such an agreement includes a royalty payment to the Company, Dominant Treasure will receive 5% of such royalty payment. The Dominant Treasure Agreement has a term of 36 months and may be terminated at any time upon mutual agreement of the parties. The one-time payment of $2,300,000 was accounted for as a prepaid contract and expensed over three-year period. For the three and six months ended June 30, 2025, the Company recorded consulting expense related to the Dominant Treasure agreement totaling $191,142 and $380,183.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The License Agreement defines various fees due to Aquanova for product and formulation development and licensing of the products. The Company is obligated to pay Aquanova an annual license fee of $75,000 in the year and each year subsequent thereto the acceptance of the product formulation by both parties. Such annual license fee requirement terminates in the year in which marketing authorization approval (“MMA”) is obtained in a single territory, which as of June 30, 2024 has not been received. Upon receipt of MMA in each territory (e.g., United States, European Union, China, Japan), the Company will be obligated to pay $200,000 to Aquanova per territory in which an MMA approval obtained, up to a maximum of $600,000, in aggregate. In addition, upon commercialization the Company will be obligated to pay Aquanova a royalty equal to 5% of net sales, as defined, in each territory until the later of (i) ten years after the first commercial sale; (ii) the first date there is no valid claim within the Aquanova patent rights; or (iii) the MMA expiration date in each territory. As of June 30, 2025 and December 31, 2024, has accrued $37,500 and $75,000, respectively, license fees which are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets

Finally, pursuant to the terms of the License Agreement, upon mutual agreement, the Company may pay a one-time royalty of $3,000,000 within 180 days of United States marketing approval 1.25% royalties on net sales in the United States in lieu of the terms as set forth above.

Murdoch Children’s Research Institute

In 2015, the Company entered into a Global Development and License Agreement (“License Agreement II”) with Murdoch Children’s Research Institute (“MCRI”), an Australian Institute at the Royal Children’s Hospital in Australia, with the know-how in the process of using pharmaceutical grade Resveratrol for the treatment of Friedreich’s ataxia. License Agreement II provides for joint development for a delivery system, clinical trials for the treatment of Friedreich’s ataxia, and worldwide commercialization by the Company. Furthermore, License Agreement II grants an exclusive worldwide license to the Company to use the MCRI know-how for developing, manufacturing, and commercializing the product candidate for proposed treatment for Friedreich’s ataxia. In turn, MCRI has been granted an irrevocable, royalty free, worldwide license for the use any product inventions along with patent rights for internal research and development. Upon receipt of approval of an MMA in each territory, as defined (e.g., United States, European Union, China, Japan), the Company will be obligated to pay an approval fee of $66,000 per territory up to a maximum of $300,000 in aggregate, which has not yet been received as of June 30, 2025. Pursuant to the terms of License Agreement II, upon commercialization, Company will pay a royalty of 1.5% of net sales, as defined, in each territory to MCRI until such time as any product related to License Agreement II is no longer sold in the respective territory.

Note 8 – Segment Report

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on a consolidated basis.

During 2025, the Company began to transition its operation into two reportable segments: (i) the production and sale of premium nutritional supplements, and (ii) pharmaceutical operations focused on the development of drug candidates. However, as of June 30, 2025, the CODM has not begun reviewing operating results separately for these activities for purposes of performance assessment or resource allocation. The CODM continues to evaluate the Company’s financial performance on a consolidated basis, and the internal reporting structure has not been modified to provide discrete segment-level financial information.

Management believes a transitional period is appropriate given the timing of these operational changes. Accordingly, the Company has concluded that no change in reportable segments has occurred as of June 30, 2025. The Company will continue to monitor the CODM’s review practices and internal reporting structure and will update segment disclosures in future periods if and when discrete financial information is regularly reviewed at the segment level.

In accordance with ASC 280-10-50-34, if or when a change in reportable segments occurs in a future period, the Company will recast prior-period segment disclosures retrospectively to reflect the new segment structure historic segment information on the same basis as then reported.

Note 9 – Subsequent Events

On July 2, 2025, the Compensation Committee of the Board of Directors approved the grant of an aggregate of 357,448 stock options issued to certain executives with an exercise price equal to the closing price of the Company’s common stock on the grant date, a ten-year term, and which vest in equal annual installments over a three-year period, subject to continued employment. In addition, the Compensation committee approved cash bonuses totaling $449,000 payable to certain officers and a third-party advisor for services render through December 31, 2024. However, the payment of such amounts is contingent upon the Company maintaining cash on hand of at least $3,500,000. Accordingly, no payments will be made until this condition is satisfied. The Company accrued for the liability as of June 30, 2025.

On July 16, the Company entered into a amendment with a warrant holder who holds warrants exercisable for 1,249,999 shares of common stock that clarified the exercise mechanisms. Concurrently with the amendment, the warrant holder exercised the warrants via a cashless exercise and received 913,299 shares. Pursuant to the amendment, the Company agreed to issue the warrant holder 86,700 shares of common stock by August 31, 2025.

On August 12, 2025, the Company received an exercise notice from a warrant holder who holds warrants exercisable for 109,376 shares of common stock. The warrants were exercised via a cashless exercise, and the warrant holder received 30,547 shares of common stock. Pursuant to the amended warrant agreement, the warrant holder will be issued 56,954 shares of common stock by August 31, 2025.

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

Business Overview

Jupiter Neurosciences, Inc. (the “Company,” “we” or “us”) is a clinical stage research and development pharmaceutical company located in Jupiter, Florida. The Company is advancing a therapeutic pipeline targeting central nervous system (CNS) disorders and rare diseases, while also expanding into the consumer longevity market with its Nugevia™ product line. Both efforts are powered by JOTROL™, Jupiter’s proprietary, enhanced resveratrol formulation that has demonstrated significantly improved bioavailability. The Company’s prescription pipeline is focused broadly on CNS disorders, presently with a planned Phase IIa clinical study in Parkinson’s disease. The Company’s Nugevia product line brings clinical-grade science to the supplement space, supporting mental clarity, skin health, and mitochondrial function.

The Company completed preclinical studies at the University of Miami for Parkinson’s Disease in 2021. These studies used a validated mouse model to mimic human disease characteristics. The promising results have led the Company to plan a Phase IIa clinical trial for Parkinson’s Disease, which is expected to start in the fourth quarter of 2025, with results anticipated 12 months later. The Company also aims to explore other CNS indications, such as Mild Cognitive Impairment (“MCI”) and Alzheimer’s disease, following the Parkinson’s study

The Company believes, based on pre-clinical and clinical studies, that high doses of resveratrol are necessary for therapeutic effects. Current resveratrol products can not reach these levels without causing severe gastrointestinal side effects. Indications are from human studies in Alzheimer’s patients (Turner et al 2015) and Friedreich’s Ataxia patients (Yu et al 2015) that a concentration at the highest dose (CMax) of resveratrol in blood plasma needs to be 200 ng/ml or higher for therapeutic effect. A Phase 1 study with 500mg of resveratrol as a maximum dose in the JOTROL formulation showed levels of resveratrol exceeding 800 ng/ml without generating any severe adverse events (AAPS Open 2022). Resveratrol was shown in the Turner Alzheimer’s study to cross the blood-brain barrier, indicating positive effects on oxidative stress and inflammation. Subsequent analysis published in Molecular Science 2025 (Mousa et al) further indicates that resveratrol has effect on neurodegeneration and neuroinflammation in Alzheimer’s patients.

Over the past two years, JOTROL has garnered significant interest from Asian organizations. This interest is partly due to resveratrol’s use in Asian herbal medicines, recent patent approvals in Hong Kong and China, and China’s list of rare disease indications where JOTROL could be applicable. Additionally, recent publications in the Journal of Alzheimer’s Disease and AAPS Open, along with the projected growth of the Traditional Chinese Medicine market, have contributed to this interest.

The Company has entered service agreements with firms in Hong Kong to accelerate product development in South-East Asia. These agreements aim to leverage local expertise and networks to facilitate market entry and potential out-licensing deals. The Company entered into an agreement with Dominant Treasure Health to expand its business development in China, Malaysia, and Singapore, aiming to penetrate the large and challenging Asian market.

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

The Company operates through two segments: (i) the sale of premium nutritional supplements under the Nugevia brand, and (ii) pharmaceutical operations centered on the development of drug candidates.

Financial Position

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S GAAP contemplates the continuation of the Company as a going concern. The Company has had no revenues from product sales since inception and incurred a net loss of $3,781,832 and had negative cash flows of operations totaling $1,891,263 for the six months ended June 30, 2025, and a cumulative net loss since inception totaling $29,803,961.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Research and Development Expenses

Research and development (“R&D”) expenses were $759,448 for three months ended June 30, 2025 compared to $101,077 for three months ended June 30, 2024, representing an increase of $658,371, or 651%. The increase in research and development expenses was primarily driven by costs incurred under a three-year service agreement associated with product development and distribution efforts in the Southeast Asian market. The remainder of the increase relates to heightened R&D activities, specifically the procurement of clinical trial supplies for our Parkinson’s disease program.

General and Administrative Expenses

General and administrative expenses were $1,505,432 for the three months ended June 30, 2025 compared to $456,000 for the three months ended June 30, 2024, representing an increase of $1,049,432, or 230%. The increase is due to employees receiving their full salaries and an accrual for a bonus in the three months ended June 30, 2025 compared to the prior period. In addition, there was an increase in legal and professional fees in the three months ended June 30, 2025 compared to the prior period as a direct result of the Company being listed on Nasdaq. Lastly, the increase in general and administrative expenses is attributed to an increase in insurance expenses and consulting fees. Overall, this increase is a direct result of the Company expanding its operations in the current period compared to the prior period.

Interest Expense

Interest expense was $1,135 for the three months ended June 30, 2025, compared to $56,290 for the three months ended June 30, 2024, representing a decrease of $55,155, or 98%. The significant decrease in the current period is due to the fact that none of these interest-bearing obligations remain outstanding, as they were either repaid or converted in prior periods.

Loss on Change in Fair Value of Derivative Liability

At each quarter end during these years, the variable conversion options embedded in our convertible notes were marked to market, and the change in fair value of the derivative was recorded as a loss of $25,431 for the six months ended June 30, 2024. There were no derivative liabilities during the current period

For the three months ended June 30, 2024, the Senior Secured Convertible Note were amendment several times with materially different economics thus requiring for the recording of debt as an extinguishment and re-recording the debt with the amended terms. This resulted in a loss on extinguishment of debt in the three month period ended June 30, 2024 of $951,868.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Research and Development Expenses

Research and development (“R&D”) expenses were $1,226,193 for six months ended June 30, 2025 compared to $199,744 for six months ended June 30, 2024, representing an increase of $1,026,449, or 514%. The increase in research and development expenses was primarily driven by costs incurred under a three-year service agreement associated with product development and distribution efforts in the Southeast Asian market. The remainder of the increase relates to heightened R&D activities, specifically the procurement of clinical trial supplies for our Parkinson’s disease program.

General and Administrative Expenses

General and administrative expenses were $2,576,690 for the six months ended June 30, 2025 compared to $928,028 for the six months ended June 30, 2024, representing an increase of $1,648,662, or 178%. The increase is due to employees receiving their full salaries and an accrual for a bonus in six months ended June 30, 2025 compared to the prior period. In addition, there was an increase in legal and professional fees in the current period compared to the prior period as a direct result of the Company being listed on a public exchange. Lastly, the increase in general and administrative expenses is attributed to an increase in insurance expenses and consulting fees. Overall, this is a direct result of the Company expanding its operations in the current period compared to the prior period.

Interest Expense

Interest expense was $2,364 for the six months ended June 30, 2025, compared to $122,046 for the six months ended June 30, 2024, representing a decrease of $119,682, or 98%. The significant decrease in the current period is due to the fact that none of these interest-bearing obligations remain outstanding, as they were either repaid or converted in prior periods. As a result, the Company did not incur material interest expense during the current period.

Loss on Change in Fair Value of Derivative Liability

At each quarter end during these years, the variable conversion options embedded in our convertible notes were marked to market, and the change in fair value of the derivative was recorded as a loss of $63,142 for the six months ended June 30, 2024. There were no derivative liabilities during the current period.

For the six months ended June 30, 2024, the Senior Secured Convertible Note were amended several times with materially different economics thus requiring for the recording of debt as an extinguishment and re-recording the debt with the amended terms. This resulted in a loss on extinguishment of debt in the six month period ended June 30, 2024 of $951,868.

Liquidity and Capital Resources; Plan of Operations

Historically, we have financed our operations primarily by selling common stock, convertible debt, and proceeds from our IPO.

We have generated no revenues from product sales since inception, incurred a net loss of $3,781,832 for the six months ended June 30, 2025, accumulated negative cash flows from operating activities totaling $1,891,263 during that same period, and have an accumulated deficit since inception totaling $29,803,961. Accordingly, management has concluded there is substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months as a result of our historical recurring losses, negative operating cash flows from operations and our dependence on external financings. In addition, the report of our external auditor with respect to their audit of our financial statements as of and for the years ended December 31, 2024 and 2023, included in our 2024 Annual Report on Form 10-K, includes an explanatory paragraph regarding our ability to continue as a going concern.

In order to achieve our business plans and sustain operations, we will need to raise additional funds which may be from sources including, but not limited to, the issuance of equity or debt securities, licensing of our intellectual property, or entering into other partnering agreements.  If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. However, there can also be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all.

The timing, extent, and terms of additional capital the requirements will be on many factors, including:

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

Cash Flows for the Six Months Ended June 30, 2025 and 2024

The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025	2024
Net cash flows from operating activities	$(1,891,263)	$(172,627)
Net cash flows from investing activities	-	-
Net cash flows from financing activities	$-	$159,000
Net increase (decrease) in cash	$(1,891,263)	$(13,627)

Net Cash Flows From Operating Activities:

Net cash used in operating activities during the six months ended June 30, 2025 was $1,891,263, as compared to net cash used in operating activities of $172,627 for the six months ended June 30, 2024. The increase in net cash used in operating activities was primarily attributable to the significant increase in net loss, which totaled $3,781,832 in 2025 compared to $320,977 in 2024. The higher net loss was partially offset by increased non-cash adjustments, including $983,942 of stock-based compensation in 2025 compared to $632,300 in 2024 and $380,182 of non -cash amortization of prepaid contracts in 2025 compared to no comparable amortization in 2024. Additionally, the prior period included a non-cash loss on extinguishment of debt of $951,868 and a gain on forgiveness of accrued compensation of $40,000, which did not recur in the current period. Changes in working capital also contributed to the variance, primarily due to an increase in accounts payable and accrued expenses of $177,481 in 2025 compared to $34,524 in 2024 and a decrease in accrued compensation in 2025 versus an increase in 2024.

Net Cash Flows From Financing Activities:

Net cash provided by financing activities during the six months ended June 30, 2025 was $0, as compared to net cash provided in financing activities of $159,000 for the six months ended June 30, 2024. The decrease in net cash provided by financing activities was primarily related to the absence of financing transactions in the current period, compared to proceeds from related-party notes payable of $109,000 and proceeds from the sale of common stock of $50,000 during the six months ended June 30, 2024.

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

Contractual Obligations

We do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities, except as follows:

Notes Payable to Related Parties and Other Transactions

The Company’s Chief Executive Officer (CEO) has loaned the Company working capital since inception. The balance of the loans to the CEO as of June 30, 2025 and December 31, 2024 and 2023 was $146,432, respectively. The loan is due on demand and accrues interest at 3% per year. Accrued interest relating to the loan was $3,242 and $1,064 as of June 30, 2025 and December 31, 2024, respectively, and is included in accrued interest on the accompanying balance sheets.

As of June 30, 2025 and December 31, 2024, $85,466 and $64,105, respectively, was due to a company wholly owned by the Company’s Chief Financial Officer. The amount is included in accrued compensation on the Company’s balance sheets.

Critical Accounting Policies

Our accounting policies are more fully described in Note 2 – Significant accounting policies to our consolidated financial statements included as part of this Quarterly Report and our 2024 Annual Report on Form 10-K, filed with the SEC on March 28, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 23, 2025, the Company issued 25,000 shares of its common stock to a marketing firm and 78,816 shares of its common stock to an investor relations firm for services rendered under consulting agreements. The shares were issued with an aggregate grant date fair value of $66,000. The shares issued to these consultants are restricted and bear a Rule 144 legend.

On June 10, 2025, the Company approved the grant of 250,000 options pursuant to the Company’s 2023 Equity Incentive Plan to a consultant for services to be rendered under a consulting agreement. The exercise price of the options is $0.67 per share, with 25% of the options vesting immediately and the remainder vesting ratably on a monthly basis, commencing on July 31, 2025 and ending on May 31, 2027. The options expire ten years after the grant date.

All of these transactions described above were exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as transaction by an issuer not involving a public offering. The purchasers of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to offer or sell, in connection with any distribution of the securities, and appropriate Rule 144 legends were affixed to the share certificates/stock transfer records and instruments issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Jupiter Neurosciences, Inc.

Date: August 18, 2025	/s/ Christer Rosén
Christer Rosén
Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2025	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

