Form 10-Q
period 2025-09-30
JUPITER NEUROSCIENCES, INC.
filed 2025-11-14
CIK 1679628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

(561) 406-6154

(Registrant’s Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	JUNS	The Nasdaq Capital Market

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

As of November 14, 2025, there were 34,426,355 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2025 (the “Quarterly Report on Form 10-Q”) contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast”, “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “propose,” “seeks,” “should,” “would” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not guarantees for future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section title Risk Factors in this filing and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025 (the “Annual Report on Form 10-K”):

●	We are early in our development efforts, with a limited operating history, and have no products approved for commercial sale;

●	We have not generated any revenue from product sales to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future;

●	Our ability to generate revenue and achieve profitability depends on the successful launch and commercialization of our Nugevia brand of premium supplements;

●	There is intense competition in the premium supplement business;

●	We are substantially dependent on the success of our product candidate, JOTROL for our pharmaceutical operations centered on the development of drug candidates. If we are unable to complete development of, obtain approval for and commercialize JOTROL for one or more indications in a timely manner, our business will be harmed;

●	There are many regulatory and compliance risks involved with launching the Nugevia product line, which include compliance with marketing labeling and claims standards;

●	Our prospects depend upon developing product candidate JOTROL for particular indications and possibly discovering, developing other product candidates in future programs;

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidate JOTROL may not demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results;

●	We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted. In particular, we face competition for patients with MPS-I, Friedreich’s ataxia, MELAS, Parkinson’s Disease, Mild Cognitive Impairment, and early Alzheimer’s disease from companies that produce drugs to treat such diseases.

●	Disruptions at the FDA and other government agencies and regulatory authorities caused by funding shortages or a government shutdown could prevent our products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operations of our business may rely;

●	Our common stock is listed on Nasdaq Capital Market and there can be no assurance that we will be able to continue to comply with Nasdaq Capital Market’s continued listing standards;

●	We rely on third parties to conduct our preclinical studies, clinical trials, and manufacturing and these third parties may not perform satisfactorily;

●	The price of our common stock could be subject to rapid and substantial volatility; and

●	Our management’s assessment of historical losses, negative cash flows, and reliance on private equity financing raises substantial doubt about our ability to continue as a going concern, as noted in our auditor’s reports for 2023 and 2024.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

JUPITER NEUROSCIENCES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024

Assets
Current Assets:
Cash	$723,797	$3,769,510
Prepaid contract	766,667	766,667
Other current assets	141,894	114,086
Total current assets	1,632,358	4,650,263

Operating lease right of use asset, net	34,821	69,642
Prepaid contract, net of current portion	905,297	1,478,721
Other assets	3,783	3,783
Total assets	$2,576,259	$6,202,409

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$478,352	$396,483
Accrued compensation	1,849,052	1,415,093
Accrued interest	4,350	1,064
Other current liability	6,695	-
Current portion of operating lease liability	33,961	50,082
Notes payable, related parties	146,432	146,432
Total current liabilities	2,518,842	2,009,154

Operating lease liability, net of current portion	-	21,247
Total liabilities	$2,518,842	$2,030,401

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Series A preferred stock, par value $0.0001; 5,000,000 shares authorized, nil shares issued and outstanding	-	-
Common stock, par value $0.0001; 125,000,000 shares authorized; 34,294,546 and 33,103,860 issued and outstanding, respectively	3,429	3,310
Additional paid in capital	32,145,983	30,190,827
Accumulated deficit	(32,091,995)	(26,022,129)
Total stockholders’ equity	57,417	4,172,008
Total liabilities and stockholders’ equity	$2,576,259	$6,202,409

The accompanying notes are an integral part of these condensed consolidated financial statements

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Expenses:
Research and development	$816,697	$91,911	$2,042,890	$291,655
General and administrative	1,480,356	401,636	4,057,046	1,341,271
Total operating expenses	2,297,053	493,547	6,099,936	1,632,926

Loss from operations	(2,297,053)	(493,547)	(6,099,936)	(1,632,926)

Other Income (Expenses):
Interest income	10,212	23	33,627	138
Gain (loss) on change in fair value of derivative liability	-	9,885	-	(53,257)
Interest expense	(1,193)	(107,382)	(3,557)	(217,821)
Gain on extinguishment of debt	-	-	-	951,868
Other income	-	-	-	40,000
Total other income (expenses), net	9,019	(97,474)	30,070	720,928

Net (loss) income	$(2,288,034)	$(591,021)	$(6,069,866)	$(911,998)

Net (loss) income per common share:
Basic and Diluted	$(0.07)	$(0.02)	$(0.18)	$(0.03)

Weighted average number of common stock outstanding:
Basic and Diluted	34,039,906	31,065,688	33,445,006	27,829,820

The accompanying notes are an integral part of these condensed consolidated financial statements

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

For the Three Months Ended September 30, 2025

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
June 30, 2025	34,833,083	$3,483	$31,140,596	$(29,803,961)	$1,340,118
Stock-based compensation	-	-	792,725	-	792,725
Shares issued for warrant exercises	943,846	94	(94)	-	-
Shares issued in connection with warrant amendments	143,654	15	212,593	-	212,608
Shares not issued for vested restricted stock units due to administrative delay – See Note 6	(1,626,037)	(163)	163	-	-
Net loss	-	-	-	(2,288,034)	(2,288,034)
September 30, 2025	34,294,546	$3,429	$32,145,983	$(32,091,995)	$57,417

For the Nine Months Ended September 30, 2025

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
December 31, 2024	33,103,860	$3,310	$30,190,827	$(26,022,129)	$4,172,008
Stock-based compensation	-	-	1,676,667	-	1,676,667
Shares issued for services rendered	103,186	10	65,990	-	66,000
Shares issued for warrant exercises	943,846	94	(94)	-	-
Shares issued in connection with warrant amendments	143,654	15	212,593	-	212,608
Net loss	-	-	-	(6,069,866)	(6,069,866)
September 30, 2025	34,294,546	$3,429	$32,145,983	$(32,091,995)	$57,417

For the Three Months Ended September 30, 2024

	Common Stock		Additional Paid in	Receivables for Sale of Common	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficit)
June 30, 2024	30,126,413	$3,012	$18,620,438	$(75,000)	$(23,903,481)	$(5,355,031)
Stock-based compensation	-	-	195,056	-	-	195,056
Net loss	-	-	-	-	(591,021)	(591,021)
September 30, 2024	30,126,413	$3,012	$18,815,494	$(75,000)	$(24,494,502)	$(5,750,996)

For the Nine Months Ended September 30, 2024

				Receivables for		Total
	Common Stock		Additional Paid in	Sale of Common	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficit)
December 31, 2023	26,526,405	$2,652	$17,778,498	$-	$(23,582,504)	$(5,801,354)
Stock-based compensation	-	-	827,356	-	-	827,356
Issuance of restricted stock and stock options for accrued compensation	-	-	60,000	-	-	60,000
Shares issued for vesting of restricted stock	3,487,500	349	(349)	-	-	-
Sale of common stock, net of receivables of $75,000	112,500	11	149,989	(75,000)	-	75,000
Reconciling shares due to forward stock split	8	-	-	-	-	-
Net loss	-	-	-	-	(911,998)	(911,998)
September 30, 2024	30,126,413	$3,012	$18,815,494	$(75,000)	$(24,494,502)	$(5,750,996)

The accompanying notes are an integral part of these condensed consolidated financial statements

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net Loss	$(6,069,866)	$(911,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	-	53,257
Amortization of debt discounts	-	15,013
Gain on extinguishment of debt	-	(951,868)
Gain on forgiveness of accrued compensation	-	(40,000)
Non- cash amortization of prepaid contracts	573,424	-
Stock-based compensation	1,955,275	827,357
Changes in operating assets and liabilities:
Prepaid and other current assets	(27,808)	25,000
Operating lease right of use asset	(2,547)	(1,151)
Increase in other liabilities	6,695	-
Accounts payable and accrued expenses	81,869	117,555
Accrued compensation	433,959	541,135
Increase in accrued interest	3,286	110,475
Net cash flows from operating activities	(3,045,713)	(215,225)

Cash Flows from Financing Activities:
Proceeds from note payable, related parties	-	137,000
Proceeds from sale of common stock	-	50,000
Net cash flows from financing activities	-	187,000

Net Change in Cash	(3,045,713)	(28,225)

Beginning of period	3,769,510	28,478
End of period	$723,797	$253

Supplemental disclosure of cash flow information:
Cash paid for interest	$271	$56,891
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Restricted stock and stock options issued for the forgiveness of accrued compensation	$-	$60,000
Notes payable, related party assign to Note payable	$-	$266,667
Receivables from Sale of Common Stock	$-	$75,000

The accompanying notes are an integral part of these condensed consolidated financial statements

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

Jupiter Neurosciences, Inc. (“JNS,” “we,” “us,” “our,” or the “Company”) is a clinical stage research and development pharmaceutical company located in Jupiter, Florida. The Company incorporated in Delaware in January 2016. The Company has developed a unique resveratrol platform product primarily targeting treatment of neuro-inflammation. The product candidate, called JOTROL, has many potential indications of use for rare diseases. We are primarily targeting Parkinson’s Disease. In addition, and more broadly, JOTROL has potential indications for use related to the rare diseases Mucopolysaccharidoses Type 1, Friedreich’s Ataxia, and MELAS as well as the larger Mild Cognitive Impairment/early Alzheimer’s disease.

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

The Company’s Phase 1 dose finding pharmacokinetics (“PK”) study was completed in 2021 and funded by the U.S. National Institute on Aging, an institute of the U.S. National Institutes of Health (“NIH”): Safety and Pharmacokinetics of JOTROL for Alzheimer’s Disease, Federal Award Identification Number R44AG067907-01A1 (the “Award”). This Phase 1 PK study will be homogeneous for all indications where JOTROL will be used in Phase II and Phase III clinical trials.

Initial Public Offering

In December 2024, the Company’s sold 2,750,000 shares of Common Stock at a price of $4.00 per share for gross proceeds of $11 million before underwriting discounts and other related expenses in a registered initial public offering (the “IPO”). Net proceeds, after deducting underwriting discounts, commissions, and offering-related expenses, were approximately $9,725,213. In connection with the Public Offering, the Company’s Common Stock began trading on The Nasdaq Capital Market under the symbol “JUNS.”

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

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies

Basis of presentation, Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). U.S. GAAP contemplates the continuation of the Company as a going concern. The Company has had no revenues from product sales since inception and incurred a net loss of $6,069,866 and had negative cash flows of operations totaling $3,045,713 for the nine months ended September 30, 2025, and a cumulative net loss since inception totaling $32,091,995.

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

Significant estimates during the three and nine month periods ended September 30, 2025 and 2024 include valuation of share based arrangements and those related to the recognition and disclosure of income taxes.

Cash

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. From time to time, the Company has cash and cash equivalent balances in excess of the FDIC insured limit of $250,000. As of September 30, 2025 cash and cash equivalent balances in excess of the FDIC limit totaled $468,589.

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

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies, continued

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. As of September 30, 2025 and December 31, 2024, the Company concluded that a full valuation allowance is necessary for the net deferred tax assets.

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

The following table summarizes outstanding instruments at September 30, 2025 excluded from the computation of diluted EPS as to do so would have been antidilutive:

Common stock options	11,726,093

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

Disclosures related to fair value are categorized in a three level hierarchy (“Fair Value Hierarchy”), generally based on whether the inputs to the valuation techniques utilized to calculated fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Note 3 – Related Party Transactions

Note payable, related party

From 2023 through 2024, the Company’s Chief Executive Officer (CEO) loaned the Company working capital. The balance outstanding, totaling $146,432 at both September 30, 2025 and December 31, 2024, is due on demand and accrues interest at 3% per annum. Accrued but unpaid interest relating to the loan totaled $4,350 and $1,064 as of September 30, 2025 and December 31, 2024, respectively, and is included in accrued interest on the accompanying condensed consolidated balance sheets. See Note 9 – Subsequent Events – Notes payable, related party for repayment of notes.

Other

As of September 30, 2025 and December 31, 2024, $136,105 and $64,105, respectively, were payable to Titan Advisory Services LLC (“Titan”), a company wholly owned by our Chief Financial Officer, pursuant to a Master Services Agreement (“MSA”) dated December 31, 2022. Under the MSA, Titan provides executive finance and corporate support services to the Company, including service by Saleem Elmasri as Chief Financial Officer.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Related Party Transactions, continued

Equity Instruments Exchanged for Accrued Compensation

In March 2024, in exchange for the issuance of 49,605 stock options, with a strike price of $1.33, and 7,500 restricted stock units (“RSUs”), a former executive relinquished his right to receive $100,000 of previously accrued, but unpaid compensation The grant date fair value of the stock options and RSUs totaled $60,000, resulting a $40,000 gain, which is included other income in the accompanying 2024 statement of operations.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accounts payable	$367,391	$278,676
Professional fees	45,509	40,271
License fee	56,250	75,000
Credit cards	9,202	2,536
Total accounts payable and accrued expenses	$478,352	$396,483

Accrued compensation of $1,849,052 and $1,415,093 as of September 30, 2025 and December 31, 2024, respectively, includes amounts due to certain executives and board fees. Prior to the effectiveness of the Company’s IPO, in order to conserve cash, certain executives agreed to defer payment for compensation earned, which was accrued. Upon the completion of the initial public offering in December 2024, the Company resumed paying the executives for compensation as it was earned. The Company will make payments to reduce the balance of accrued compensation, but only in the event the Company has available cash to do so without otherwise negatively impacting the Company’s business plans.

On July 2, 2025, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of an aggregate of 357,448 stock options issued to certain executives with an exercise price equal to the closing price of the Company’s Common Stock on the grant date, a ten-year term, and which vest in equal annual installments over a three-year period, subject to continued employment. In addition, the Compensation Committee approved cash bonuses totaling $449,000 payable to certain officers and a third-party advisor for services render through December 31, 2024. However, the payment of such amounts is contingent upon the Company maintaining cash on hand of at least $3,500,000. Accordingly, no payments will be made until this condition is satisfied. The Company accrued for the liability as accrued compensation as of September 30, 2025.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Debt II

On April 11, 2022, the Company issued a senior secured convertible note (“Note II”) and 514,403 shares of Common Stock for net proceeds of $977,333 ($1,000,000 less origination costs and an embedded discount). Note II had an original principal of $1,111,111. The original terms of Note II included, among other provisions, penalties and stock conversions at substantial discounts upon default or qualified offerings. Various amendments were executed which extended principal repayment dates and increased repayment premiums resulting in losses on debt extinguishment totaling $887,946 in 2023. On April 24, 2024, Note II was further modified, removing the conversion feature, increasing principal to $1,377,778, and extending the maturity, resulting in a gain on modification of $951,868 and an increase to derivative liability of $407,494. Note II was fully repaid in December 2024 for $2,102,797, which included all outstanding principal and accrued interest.

Convertible Debt III

On March 1, 2023, the Company issued a convertible note (“Note III”) with a principal amount of $150,000 in connection with an investor relations settlement, maturing February 28, 2026 and a compounding 5% annual interest rate. In December 2024, the then outstanding balance of Note III totaling $178,386 was fully repaid, which included all then outstanding principal and accrued interest.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Convertible Debt and Derivative Liability, continued

Interest

During the three and nine months ended September 30, 2024, interest expense of $96,924 and $186,906, respectively, is included in the accompanying 2024 condensed consolidated statement of operations, related to Notes I, II and III (collectively, the “Notes”), all of which were paid in full in December 2024.

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

During the three and nine months ended September 30, 2024, the Company recorded a loss totaling $9,885 and $53,257, respectively, relating to the change in the fair value of the derivative liability. There was no such gain or loss during the three or nine months ended September 30, 2025 as the Notes were paid in full in December 2024 eliminating the related derivative liability.

Significant assumptions utilized in the determination of the fair value of derivative liabilities utilizing a Monte Carlo valuation model were as follows:

September 30, 2024
Dividend Rate	-
Term	0.13
Volatility	90%
Risk-free rate	5.0%

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 125,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. The Company had 34,294,546 shares of Common Stock issued and outstanding as of September 30, 2025. There were no shares of Preferred Stock issued and outstanding as of September 30, 2025.

During the nine months ended September 30, 2025, the Company issued 103,186 shares of Common Stock, with an aggregate fair value of $66,000, as consideration for services rendered related to media and investor relations activities, strategic communications support, enhancement to the Company’s market visibility and shareholder engagement. The fair value of the shares issued was determined based on the market price of the Company’s Common Stock at the date of issuance and is included general and administrative expenses in the accompanying 2024 condensed consolidated statement of operations.

See Note 6 – Stockholders’ Equity – Restricted Stock Units for additional details regarding the issuance and reversal of Common Stock related to the vested restricted stock units.

See Note 6 – Stockholders’ Equity – Warrants for additional details regarding the issuance of Common Stock upon amendment and exercising of warrants.

Service Agreement

On June 3, 2024, The Company entered into service agreements with three separate entities, each with a 36-month term. In connection therewith the Company issued an aggregate of 3,487,500 restricted shares of Common Stock, 1,162,500 ratably to each entity with an aggregate fair value at issuance totaling $4,638,375 which were registered upon the closing of the IPO in December 2024. In addition, each of the entities agreed to and ultimately purchased 37,500 shares of the Company’s Common Stock at a purchase price of $1.33 per share prior to the effective date of the IPO, resulting in aggregate proceeds of $150,000.

Pursuant to the agreements, the counterparties are obligated to perform certain services, as defined, and the Company is recognizing the fair value of the issued restricted shares as compensation expense over the 36-month term, the requisite service period. During the three and nine months ended September 30, 2025 the Company recorded compensation expense of $389,707 and $1,156,410, respectively, related to the agreement, which in general and administrative expenses in the accompanying condensed consolidated statements of operations. There was no such expense recorded during the nine months ended September 30, 2024 due to the timing of the execution of the service agreements.

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

As discussed in Note 3 – Related Party Transactions - Equity Instruments Exchanged for Accrued Compensation, during the nine months ended September 30, 2024, the Company issued additional options related to accrued compensation.

On June 10, 2025, the Company granted 250,000 stock options to a consultant with an exercise price of $0.97 per share and a grant date fair value of $191,168, and a 10-year term. The 25% of the stock options vest immediately on the grant date, with the remaining 187,500 options vesting in equal monthly installments ratably beginning in July 2025 through May 2027.

On July 2, 2025, the Compensation Committee approved the grant of an aggregate of 357,448 stock options issued to certain executives. The stock options have an exercise price of $1.19 per share, representing the closing price of the Company’s Common Stock on Nasdaq on the date of grant. The stock options have a 10-year term and vest in equal installments over a three (3) year period beginning on the grant date of July 2, 2025, subject to the officers’ continued employment at the time of vesting.

On September 5, 2025, the Company granted an aggregate of 374,755 stock options to two consultants with an exercise price of $1.23 per share and a grant date fair value of $340,900. The stock options have a 10 year term and 25% of the stock options vest immediately on the grant date, with 281,066 options vesting in equal monthly installments until September 5, 2027. The Company also granted 109,902 stock options to one of the consultants with an exercise price of $1.23 per share and a grant date fair value of $100,000, and a 10 year term that vest solely upon achievement of performance conditions as follows: (a) 15% per Ambassador (maximum of three) referred by consultant and subsequently engaged by the Company, (b) 20% if consultant is instrumental in arranging a distribution arrangement not previously pursued by the Company, on terms acceptable to the Company, (c) 20% when such Distribution Contract achieves $1 million in annual sales and (d) 15% when the consultant arranges the first Celebrity Golf Tournament featuring Nugevia on terms and conditions acceptable to the Company.

The significant inputs utilized to determine the grant date fair value of stock options issued during the nine month periods ended September 30, 2025 and 2024 were as follows:

	September 30,	September 30,
	2025	2024
Dividend Yield	0%	0%
Weighted average expected term (years)	5.38-6.00	5.75-6
Volatility	65.68-101.98%	97.3-105.8%
Risk-free rate	3.86-4.18%	4.10%
Weighted average exercise price	$0.97	$1.33

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity, continued

A summary of stock option activity for the nine months ended September 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	10,633,988	1.02	6.25	$102,921,147
Granted	1,092,105	1.16
Exercised	-	-
Forfeited	-	-
Outstanding as of September 30, 2025	11,726,093	$1.03	5.68	$8,533,901
Exercisable as of September 30, 2025	10,814,635	$1.02	5.33	$7,994,141

The following table summarizes information related to stock options outstanding as of September 30, 2025:

	Outstanding Options		Vested Options
Exercise Price	Number Outstanding at September 30, 2025	Weighted Average Remaining Life	Number Exercisable at September 30, 2025	Weighted Average Remaining Life
$0.01	675,000	0.25	675,000	0.25
$0.74	1,657,564	3.32	1,657,564	3.32
$0.80	2,783,239	3.54	2,783,239	3.54
$0.97	250,000	9.67	86,968	9.67
$1.19	357,448	9.76	-	-
$1.23	484,657	9.94	93,689	9.94
$1.33	5,461,935	7.33	5,461,925	7.33
$2.16	56,250	5.71	56,250	5.71
	11,726,093	5.68	10,814,635	5.33

There was $748,494 unrecognized stock-based compensation expense as of September 30, 2025, which will be recognized over a period of approximately 2.18 years.

Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2024	1,359,375	$0.80	0.93
Exercised	(1,359,375)	0.80	-
Forfeited	-	-	-
Outstanding as of September 30, 2025	-	$-	-

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity, continued

Effective June 22, 2025, the Company entered into an amendment with a warrant holder for a warrant to purchase 109,376 shares of Common Stock. The amendment extended the warrant’s exercise period through August 31, 2025, and clarified the exercise mechanism applicable to the warrant. The effects of the warrant modification were de minimis.

On July 16, 2025 the Company entered into an amendment with a warrant holder who holds 1,249,999 warrants that clarified the exercise mechanisms. Concurrently with the amendment, the warrant holder exercised the warrants via a cashless exercise and received 913,299 shares of Common Stock. Pursuant to the amendment, the Company agreed to issue the warrant holder 86,700 shares of Common Stock.

On August 12, 2025, the Company received an exercise notice from a warrant holder who holds 109,376 warrants. The warrant was exercised via a cashless exercise, and the warrant holder received 30,547 shares of Common Stock. Pursuant to the amended warrant agreement, the Company agreed to issue the warrant holder 56,954 shares of Common Stock.

Restricted Stock Units

Certain shares previously presented as issued and outstanding in connection with vested restricted stock units were not legally issued due to administrative delays and, accordingly, were removed from shares outstanding as of September 30, 2025. The correction reduced shares outstanding from 34,833,083 at June 30, 2025 to 34,294,546 at September 30, 2025, a decrease of 538,537 shares, and resulted in a non-cash reclassification of $163 between common stock and additional paid-in capital. The impact was immaterial to basic and diluted EPS and did not have a material effect on the condensed consolidated balance sheet.

Therefore, no restricted stock units were issued during the nine months ended September 30, 2025. In June 2025, all then issued and outstanding restricted stock units of 1,626,037 were fully vested.

Note 7 – Commitments and Contingencies

Legal Matters

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to, among other things, intellectual property, commercial arrangements, employment, and regulatory matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2025, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Commitments and Contingencies, continued

Leases

On May 1, 2021, the Company entered into a 61-month operating lease for office space for a base rent of $3,783 subject to a 3% yearly escalation.

As of September 30, 2025 and December 31, 2024, the Company’s operating lease right-of-use asset, net (ROU) is $34,821 and $69,642, respectively. Related lease liability totaled $33,961 and $71,329, respectively, based on an incremental borrowing rate at lease inception.

	September 30,	December 31,
	2025	2024
Operating lease right-of-use asset is summarized below:
Right-of-use asset	$236,009	$236,009
Less accumulated amortization	(201,188)	(166,367)
Right-of-use asset, net	$34,821	$69,642

Future minimum lease liability payments under the non-cancelable operating lease at September 30, 2025 and December 31, 2024 are as follows:

2025	$12,774	$50,476
2026	21,290	21,290
	34,064	71,766
Less: imputed interest	(103)	(437)
Total lease liabilities	$33,961	$71,329

Current operating lease liabilities	33,961	50,082
Non-current operating lease liabilities	-	21,247
Total lease liabilities	$33,961	$71,329

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Commitments and Contingencies, continued

Leases, continued

Short-term rental costs expended as incurred totaled $8,824 and $14,109 for the three and nine months ended September 30, 2025, respectively, and totaled $2,332 and $15,407 for the three and nine months ended September 30, 2024, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

On December 15, 2024, the Company entered into a Strategic Services Agreement (the “Dominant Treasure Agreement”) with Dominant Treasure Health Company Limited (“Dominant Treasure”). Pursuant to the terms of the Dominant Treasure Agreement, Dominant Treasure agreed to provide certain services to the Company to assist the Company in accelerating the Company’s desire to get its products developed and distributed in the Southeast Asian market. In exchange for Dominant Treasure’s has services pursuant to the Dominant Treasure Agreement, the Company agreed to pay Dominant Treasure a one-time payment of $2,300,000. In addition, if Dominant Treasure is involved in generating negotiations and conclusion of a distribution agreement for the Company in the countries of China (including Hong Kong), Singapore and Malaysia, the Company will pay Dominant Treasure a success fee of 5% of any upfront and/or milestone payments to be received by the Company. If such an agreement includes a royalty payment to the Company, Dominant Treasure will receive 5% of such royalty payment. The Dominant Treasure Agreement has a term of 36 months and may be terminated at any time upon mutual agreement of the parties. The one-time payment of $2,300,000 was accounted for as a prepaid contract and expensed over three-year period. For the three and nine months ended September 30, 2025, the Company recorded consulting expense related to the Dominant Treasure agreement totaling $193,242 and $573,425.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Commitments and Contingencies, continued

Licensing and Royalty Agreements - Aquanova AG

In September 2016, the Company entered into a Development, Collaboration and License Agreement (“License Agreement”) with Aquanova AG, a German company in the field of development, manufacturing and selling of colloidal formulas. The License Agreement resulted in the creation of the pharmaceutical product, JOTROL. The License Agreement remains in effect until product launch, which is undeterminable at this time. The Chief Scientific Officer of the Company and the CEO of Aquanova are the joint inventors of JOTROL. Aquanova is the assignee on the patents in the United States, the European Union, China and Japan whereas the Company is obligated to maintain the patents. The License Agreement grants the Company ownership of any regulatory approvals as well as the sole and exclusive worldwide right to develop, manufacture and commercialize all products, including JOTROL. Aquanova has been granted an exclusive license to conduct formulation development and manufacturing.

The License Agreement defines various fees due to Aquanova for product and formulation development and licensing of the products. The Company is obligated to pay Aquanova an annual license fee of $75,000 in the year and each year subsequent thereto the acceptance of the product formulation by both parties. Such annual license fee requirement terminates in the year in which marketing authorization approval (“MMA”) is obtained in a single territory, which as of September 30, 2024 has not been received. Upon receipt of MMA in each territory (e.g., United States, European Union, China, Japan), the Company will be obligated to pay $200,000 to Aquanova per territory in which an MMA approval obtained, up to a maximum of $600,000, in aggregate. In addition, upon commercialization the Company will be obligated to pay Aquanova a royalty equal to 5% of net sales, as defined, in each territory until the later of (i) ten years after the first commercial sale; (ii) the first date there is no valid claim within the Aquanova patent rights; or (iii) the MMA expiration date in each territory. As of September 30, 2025 and December 31, 2024, has accrued $56,250 and $75,000, respectively, license fees which are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets

Finally, pursuant to the terms of the License Agreement, upon mutual agreement, the Company may pay a one-time royalty of $3,000,000 within 180 days of United States marketing approval 1.25% royalties on net sales in the United States in lieu of the terms as set forth above.

Murdoch Children’s Research Institute

In 2015, the Company entered into a Global Development and License Agreement (“License Agreement II”) with Murdoch Children’s Research Institute (“MCRI”), an Australian Institute at the Royal Children’s Hospital in Australia, with the know-how in the process of using pharmaceutical grade Resveratrol for the treatment of Friedreich’s ataxia. License Agreement II provides for joint development for a delivery system, clinical trials for the treatment of Friedreich’s ataxia, and worldwide commercialization by the Company. Furthermore, License Agreement II grants an exclusive worldwide license to the Company to use the MCRI know-how for developing, manufacturing, and commercializing the product candidate for proposed treatment for Friedreich’s ataxia. In turn, MCRI has been granted an irrevocable, royalty free, worldwide license for the use any product inventions along with patent rights for internal research and development. Upon receipt of approval of an MMA in each territory, as defined (e.g., United States, European Union, China, Japan), the Company will be obligated to pay an approval fee of $66,000 per territory up to a maximum of $300,000 in aggregate, which has not yet been received as of September 30, 2025. Pursuant to the terms of License Agreement II, upon commercialization, Company will pay a royalty of 1.5% of net sales, as defined, in each territory to MCRI until such time as any product related to License Agreement II is no longer sold in the respective territory.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Segment Report

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on a consolidated basis.

During 2025, the Company began evaluating a potential realignment of its operations into two reportable segments: (i) the production and sale of premium nutritional supplements, and (ii) pharmaceutical operations focused on the development of drug candidates. However, as of September 30, 2025, the CODM has not begun reviewing operating results separately for these activities for purposes of performance assessment or resource allocation. The CODM continues to evaluate the Company’s financial performance on a consolidated basis, and the internal reporting structure does not provide discrete segment-level financial information.

Management believes a transitional period is appropriate given the timing of these operational changes. Accordingly, the Company has concluded that no change in reportable segments has occurred as of September 30, 2025. The Company will continue to monitor the CODM’s review practices and internal reporting structure and will update segment disclosures in future periods if and when discrete financial information is regularly reviewed at the segment level.

In accordance with ASC 280-10-50-34, if and when a change in reportable segments occurs in a future period, the Company will retrospectively recast prior-period segment disclosures to reflect the new segment structure, presenting historical information on the same basis as then reported. Notwithstanding the foregoing, the Company provides the entity-wide disclosures required by ASC 280, including information about products and services, geographic areas, and major customers.

Note 9 – Subsequent Events

Note payable, related party

On October 1, 2025, the Company repaid in full the unsecured, on demand working capital loan from its Chief Executive Officer, which accrued interest at 3% per annum. The repayment consisted of the outstanding principal balance of $146,432 and accrued but unpaid interest of $4,350, for an aggregate payment of $150,782. Following the repayment, no amounts remained outstanding under the loan.

Standby Equity Purchase Agreement and Pre-Paid Advance with YA II PN, Ltd. (Yorkville)

On October 24, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) and related Registration Rights Agreement with YA II PN, Ltd. (“Yorkville”), providing the Company the right, but not the obligation, to sell up to $20.0 million of common stock from time to time, subject to customary conditions, including an effective resale registration statement. Each advance is limited to 100% of the prior 5-day average daily trading volume and priced at 97% of the lowest daily volume-weighted average price (“VWAP”) over a 3-day pricing period (subject to customary exclusions/reductions and equitable adjustments). Issuances are subject to (i) a 4.99% beneficial-ownership cap (increasable on 65 days’ notice) and (ii) a Nasdaq 19.99% cap of 7,180,504 shares (the “Exchange Cap”) unless stockholder approval is obtained. The Company intends to seek such approval at its annual meeting scheduled for December 19, 2025.

In connection with the SEPA, Yorkville agreed to provide up to $6.0 million of pre-paid advances via convertible promissory notes. On October 27, 2025, the Company received $3,720,000 and issued a $4.0 million note (7% original issue discount, “OID”). A second $1,860,000 tranche is expected upon registration effectiveness and receipt of stockholder approval, against a $2.0 million note (7% OID). The notes bear interest at 8% (increasing to 18% upon default), mature on October 24, 2026, and are convertible at $1.50 per share, subject to proportional anti-dilution and price-protection adjustments (not below a contractual floor). Beginning January 7, 2026, and monthly thereafter, the Company must repay one-tenth (1/10) of the then-outstanding principal plus accrued interest (a 5% premium applies to cash repayments). Installments may be satisfied via SEPA advances without the premium, and SEPA proceeds must be applied first to repay the notes until they are repaid in full.

The Company paid a $25,000 structuring fee and issued 131,909 commitment shares with an aggregate value of $200,000. It also engaged Revere Securities LLC as finder, for which it will pay a cash fee equal to 8% of pre-paid advances and $18,000 per month for 12 months, with the aggregate monthly fees payable upon the Company raising at least $5.0 million in additional financing. While the notes are outstanding, the Company is prohibited from third-party variable-rate transactions, and Yorkville has agreed to no short sales.

The funded note will be recorded net of OID and finder’s fees as a debt discount amortized to interest. All embedded features are being evaluated under ASC 815. The commitment shares and structuring fee are expected to be deferred offering costs of future SEPA issuances. As of the date of this filing, the Company had received $3.72 million, issued the $4.0 million note, and no SEPA share sales occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial information and related notes included in our Annual Report on Form 10-K.

Unless the context otherwise requires references to, “JNS,” “we,” “us,” “our,” or the “Company” refers to Jupiter Neurosciences, Inc.

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

The Company completed preclinical studies at the University of Miami for Parkinson’s Disease in 2021. These studies used a validated mouse model to mimic human disease characteristics. The promising results have led the Company to plan a Phase IIa clinical trial for Parkinson’s Disease, which is expected to start in the fourth quarter of 2025, with results anticipated 12 months later. The Company also aims to explore other CNS indications, such as Mild Cognitive Impairment (“MCI”) and Alzheimer’s disease, following the Parkinson’s study

The Company believes, based on pre-clinical and clinical studies, that high doses of resveratrol are necessary for therapeutic effects. Current resveratrol products cannot reach these levels without causing severe gastrointestinal side effects. Indications are from human studies in Alzheimer’s patients (Turner et al 2015) and Friedreich’s Ataxia patients (Yu et al 2015) that a concentration at the highest dose (CMax) of resveratrol in blood plasma needs to be 200 ng/ml or higher for therapeutic effect. A Phase 1 study with 500mg of resveratrol as a maximum dose in the JOTROL formulation showed levels of resveratrol exceeding 800 ng/ml without generating any severe adverse events (AAPS Open 2022). Resveratrol was shown in the Turner Alzheimer’s study to cross the blood-brain barrier, indicating positive effects on oxidative stress and inflammation. Subsequent analysis published in Molecular Science 2025 (Mousa et al) further indicates that resveratrol has effect on neurodegeneration and neuroinflammation in Alzheimer’s patients.

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

In March 2025, the Company announced that it had entered into a partnership with Aquanova AG to develop a series of nutritional products targeting longevity, aging and healthspan. The first three products, which will focus on the concept of “Beauty from Within”, are slated to hit the market in the third quarter of 2025 through a Direct-to-Consumer model. The Company will form a wholly-owned subsidiary to focus on the consumer market and will market its products on a to-be-developed website targeting the US market, along with social media marketing. Internationally, the Company is focusing on partners who can market and accelerate sales, with an initial focus on the Asian region.

Beginning in the second quarter of 2025, the Company began accepting pre-orders for Nugevia, a dietary supplement expected to be commercially available beginning in Fall 2025. Once launched, the Company expects to generate product sales through (i) direct-to-consumer (“DTC”) e-commerce, including one-time purchases and auto-ship subscriptions, (ii) third-party online marketplaces, and (iii) wholesale/distributor channels.

During 2025, the Company initiated a transition toward two operating activities: (i) production and sale of premium nutritional supplements (marketed under the Nugevia® brand) and (ii) pharmaceutical operations focused on the development of drug candidates.

Financial Position

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). U.S. GAAP contemplates the continuation of the Company as a going concern. The Company has had no revenues from product sales since inception and incurred a net loss of $6,069,866 and had negative cash flows of operations totaling $3,045,713 for the nine months ended September 30, 2025, and a cumulative net loss since inception totaling $32,091,995.

In management’s opinion, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this report. The Company plans to finance future operations with proceeds from equity securities, grant awards, and strategic collaborations. However, there is no assurance that the Company will be able to affect transactions on commercially reasonable terms, if at all.

Components of Results of Operations

Research and Development Expenses

Research and development expense reflects costs to advance our pharmaceutical programs and support product development for our consumer health initiatives. Key drivers include third-party service agreements to accelerate development and distribution efforts in Asia and program-level activities such as procurement of clinical trial supplies. We expense research and development expenses as incurred, and certain multi-period service arrangements are recognized ratably over their terms, which can create period-to-period variability as new agreements commence or milestones occur.

General and Administrative Expenses

General and administrative expense comprises corporate overhead necessary to operate as a public company and to support our dual focus on pharmaceuticals and premium nutritional supplements. Major components include personnel-related costs, professional fees (legal, accounting, regulatory, commercialization support), facilities and insurance, and other public-company compliance costs. Fluctuations versus prior periods primarily reflect changes in staffing, stock-based compensation, external advisory needs, and launch-readiness activities for the consumer health business.

Interest Income

Interest income is generated from cash and cash equivalents, with period-to-period changes driven by average cash balances and prevailing short-term yields. The timing of capital raises, and operating cash usage can influence both the absolute level of interest income and its variability across reporting periods. Our policy treats highly liquid investments with original maturities of three months or less as cash equivalents.

Interest Expense

Interest expense primarily arises from financing arrangements recorded on our balance sheet (including notes payable), and will vary based on outstanding principal, effective interest rates, and any amortization of related financing costs. Changes in borrowings or the terms of such obligations can therefore impact period-over-period comparability.

Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations for the three months ended September 30, 2025 and September 30, 2024, have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the Three Months Ended		Variance
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expenses:
Research and development	$816,697	$91,911	$724,786	789%
General and administrative	1,480,356	401,636	1,078,720	269%
Total operating expenses	2,297,053	493,547	1,803,506	365%

Loss from operations	(2,297,053)	(493,547)	(1,803,506)	365%

Other Income (Expenses):
Interest income	10,212	23	10,189	44300%
Gain on change in fair value of derivative liability	-	9,885	(9,885)	-100%
Interest expense	(1,193)	(107,382)	106,189	-99%
Gain on extinguishment of debt	-	-	-	-
Other income	-	-	-	-
Total other income (expenses), net	9,019	(97,474)	106,493	-109%

Net (loss) income	$(2,288,034)	$(591,021)	$(1,697,013)	287%

Research and Development Expenses

Research and development (“R&D”) expenses were $816,697 for three months ended September 30, 2025 compared to $91,911 for three months ended September 30, 2024, representing an increase of $724,786, or 789%. The increase in R&D expenses was primarily driven by costs incurred under a three-year service agreement associated with product development and distribution efforts in the Southeast Asian market. The remainder of the increase relates to heightened R&D activities, specifically the procurement of clinical trial supplies for our Parkinson’s disease program.

General and Administrative Expenses

General and administrative expenses were $1,480,356 for the three months ended September 30, 2025 compared to $401,636 for the three months ended September 30, 2024, representing an increase of $1,078,720, or 269%. The increase is due to employees receiving their full salaries and an accrual for a bonus in the three months ended September 30, 2025 compared to the prior period. In addition, there was an increase in legal and professional fees in the three months ended September 30, 2025 compared to the prior period as a direct result of the Company being listed on the Nasdaq Stock Market (“Nasdaq”). Lastly, the increase in general and administrative expenses is attributed to an increase in insurance expenses and consulting fees. Overall, this increase is a direct result of the Company expanding its operations in the current period compared to the prior period.

Interest Income

Interest income was $10,212 for the three months ended September 30, 2025, compared to $23 for the three months ended September 30, 2024, representing an increase of $10,189. The increase primarily reflects higher average cash balances and prevailing interest rates during 2025.

Interest Expense

Interest expense was $1,193 for the three months ended September 30, 2025, compared to $107,382 for the three months ended September 30, 2024, representing a decrease of $106,189, or 99%. The significant decrease in the current period reflects the repayment or conversion in prior periods of these interest-bearing obligations.

Gain on Change in Fair Value of Derivative Liability

There were no derivative liabilities in the three months ended September 30, 2025. In the prior year quarter, the Company recognized a $9,885 gain from marking to market the variable conversion features embedded in its then-outstanding convertible notes.

Nine months ended September 30, 2025 Compared to the Nine months ended September 30, 2024

The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the nine months ended September 30, 2025 and September 30, 2024 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the Nine Months Ended		Variance
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expenses:
Research and development	$2,042,890	$291,655	$1,751,235	600%
General and administrative	4,057,046	1,341,271	2,715,775	202%
Total operating expenses	6,099,936	1,632,926	4,467,010	274%

Loss from operations	(6,099,936)	(1,632,926)	(4,467,010)	274%

Other Income (Expenses):
Interest income	33,627	138	33,489	24267%
Gain (loss) on change in fair value of derivative liability	-	(53,257)	53,257	-100%
Interest expense	(3,557)	(217,821)	214,264	-98%
Gain on extinguishment of debt	-	951,868	(951,868)	-100%
Other income	-	40,000	(40,000)	-100%
Total other income (expenses), net	30,070	720,928	(690,858)	-96%

Net (loss) income	$(6,069,866)	$(911,998)	$(5,157,868)	566%

Research and Development Expenses

R&D expenses were $2,042,890 for nine months ended September 30, 2025 compared to $291,655 for nine months ended September 30, 2024, representing an increase of $1,751,235, or 600%. The increase in research and development expenses was primarily driven by costs incurred under a three-year service agreement associated with product development and distribution efforts in the Southeast Asian market. The remainder of the increase relates to heightened R&D activities, specifically the procurement of clinical trial supplies for our Parkinson’s disease program.

General and Administrative Expenses

General and administrative expenses were $4,057,046 for the nine months ended September 30, 2025 compared to $1,341,271 for the nine months ended September 30, 2024, representing an increase of $2,715,775, or 202%. The increase is due to employees receiving their full salaries and an accrual for a bonus in nine months ended September 30, 2025 compared to the prior period. In addition, there was an increase in legal and professional fees in the current period compared to the prior period as a direct result of the Company being listed on Nasdaq. Lastly, the increase in general and administrative expenses is attributed to an increase in insurance expenses and consulting fees. Overall, this is a direct result of the Company expanding its operations in the current period compared to the prior period.

Interest Income

Interest income was $33,627 for the nine months ended September 30, 2025, compared to $138 for the nine months ended September 30, 2024. The increase primarily reflects higher average cash balances and prevailing interest rates during 2025.

Interest Expense

Interest expense was $3,557 for the nine months ended September 30, 2025, compared to $217,821 for the nine months ended September 30, 2024, representing a decrease of $214,264, or 98%. The significant decrease in the current period is due to the fact that none of these interest-bearing obligations remained outstanding, as they were either repaid or converted in prior periods. As a result, the Company did not incur material interest expense during the current period.

Loss on Change in Fair Value of Derivative Liability

There were no derivative liabilities during the nine months ended September 30, 2025. In the prior year period, the Company recognized a $53,257 loss from marking to market the variable conversion features embedded in its then outstanding convertible notes.

For the nine months ended September 30, 2024, the Senior Secured Convertible Note was amended several times with materially different economics thus requiring for the recording of debt as an extinguishment and re-recording the debt with the amended terms. This resulted in a loss on extinguishment of debt in the nine month period ended September 30, 2024 of $951,868.

Liquidity and Capital Resources; Plan of Operations

Our primary sources of capital have been (i) net proceeds received from the sale of Common Stock, (ii) convertible debt, and (iii) net proceeds received from our IPO.

We have generated no revenues from product sales since inception, incurred a net loss of $6,069,866 for the nine months ended September 30, 2025, accumulated negative cash flows from operating activities totaling $3,045,713 during that same period, and have an accumulated deficit since inception totaling $32,091,995. Accordingly, management has concluded there is substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months as a result of our historical recurring losses, negative operating cash flows from operations and our dependence on external financings. In addition, the report of our external auditor with respect to their audit of our financial statements as of and for the years ended December 31, 2024 and 2023, included in our Annual Report on Form 10-K , includes an explanatory paragraph regarding our ability to continue as a going concern.

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

The timing, extent, and terms of additional capital the requirements will be on many factors, including:

●	the scope, rate of progress and costs of our drug delivery, preclinical development activities, laboratory testing and clinical trials for our drug candidate;

●	the number and scope of clinical programs we decide to pursue;

●	the scope and costs of manufacturing development and commercial manufacturing activities;

●	the extent to which we acquire or in-license other drug candidate and technologies;

●	the cost, timing and outcome of regulatory review of our drug candidate;

●	the cost and timing of establishing sales and marketing capabilities, if our drug candidate receives marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our drug candidate;

●	The amount of profit, if any, generated from the sales of the Nugevia product line;

●	the costs associated with being a public company; and

●	the cost associated with commercializing our drug candidate, if it receives marketing approval.

See “Risk Factors” included herein and in our Annual Report on Form 10-K for additional discussion of risks associated with our capital requirements.

Cash Flows for the Nine months ended September 30, 2025 and 2024

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024.

	For the Nine months ended September 30,
	2025	2024
Net cash flows from operating activities	$(3,045,713)	$(215,225)
Net cash flows from investing activities	-	-
Net cash flows from financing activities	$-	$187,000
Net increase (decrease) in cash	$(3,045,713)	$(28,225)

Net Cash Flows From Operating Activities:

Net cash used in operating activities during the nine months ended September 30, 2025 was $3,045,713, as compared to net cash used in operating activities of $215,225 for the nine months ended September 30, 2024. The increase in net cash used in operating activities was primarily attributable to the significant increase in net loss, which totaled $6,069,866 in 2025 compared to $911,998 in 2024. The higher net loss was partially offset by increased non-cash adjustments, including $1,955,275 of stock-based compensation in 2025 compared to $827,357 in 2024 and $573,424 of non -cash amortization of prepaid contracts in 2025 compared to no comparable amortization in 2024. Additionally, the prior period included a non-cash loss on extinguishment of debt of $951,868 and a gain on forgiveness of accrued compensation of $40,000, which did not recur in the current period. Changes in working capital also contributed to the variance, primarily due to an increase in accounts payable and accrued expenses of $81,869 in 2025 compared to $117,555 in 2024 and an increase of $433,959 in accrued compensation in 2025 versus an increase of $541,135 in 2024.

Net Cash Flows From Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2025 was $0, as compared to net cash provided in financing activities of $187,000 for the nine months ended September 30, 2024. The decrease in net cash provided by financing activities was primarily related to the absence of financing transactions in the current period, compared to proceeds from related-party notes payable of $137,000 and proceeds from the sale of common stock of $50,000 during the nine months ended September 30, 2024.

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

Contractual Obligations

We do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities, except as follows:

Notes Payable to Related Parties and Other Transactions

The Company’s Chief Executive Officer (CEO) has loaned the Company working capital since inception. The balance of the loans to the CEO as of September 30, 2025 and December 31, 2024 and 2023 was $146,432. The loan is due on demand and accrues interest at 3% per year. Accrued interest relating to the loan was $4,350 and $1,064 as of September 30, 2025 and December 31, 2024, respectively, and is included in accrued interest on the accompanying balance sheets. See Note 9 – Subsequent Events – Notes payable, related party for repayment of notes.

As of September 30, 2025 and December 31, 2024, $136,105 and $64,105, respectively, were payable to Titan Advisory Services LLC (“Titan”), a company wholly owned by the Company’s Chief Financial Officer, pursuant to a Master Services Agreement (“MSA”) dated December 31, 2022. Under the MSA, Titan provides executive finance and corporate support services to the Company, including services by Saleem Elmasri as Chief Financial Officer.

Critical Accounting Policies

Our accounting policies are more fully described in Note 2 – Significant accounting policies to our consolidated financial statements included as part of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to, among other things, intellectual property, commercial arrangement, employment, and regulatory matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2025, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

ITEM 1A. RISK FACTORS

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q, and the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. Any of the risk factors contained in our Annual Report on Form 10-K, as well as additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially affect our business, results of operations, and financial condition or future results, which in turn could materially and adversely affect the trading price of shares of our Common Stock. As of the date of this Quarterly Report on Form 10-Q, there have been no material updates or changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K, other than as set forth below, which should be read in conjunction with the risk described in our Annual Report on Form 10-K.

Risks Related to the STANDBY EQUITY PURCHASE AGREEMENT

Substantial blocks of our common stock may be sold into the market as a result of the convertible notes we sold or will sell to YA II PN, Ltd. or shares of Common Stock we may sell to YA II PN, Ltd., in each case, under the Standby Equity Purchase Agreement, if not terminated and if and when available, which may cause the price of our Common Stock to decline.

On October 27, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) and related Registration Rights Agreement with YA II PN, Ltd. (“Yorkville”). Subject to the terms and conditions set forth therein, Yorkville agreed to advance to us up to $6.0 million, in two tranches, less certain amounts (the “Pre-Paid Advances”) in exchange for convertible promissory notes (each, a “Convertible Note” and, together, the “Convertible Notes”) issued by us. On October 27, 2025, Yorkville disbursed the first tranche of the Pre-Paid Advances, in the amount of $3,720,000 after accounting for original issue discount (“OID”), to us. In exchange, we issued Yorkville a first Convertible Note for the principal amount of $4.0 million. It is anticipated that Yorkville will disburse the second tranche of the pre-paid advance, in the amount of $1,860,000 after accounting for OID, to us on the second trading day after the later of either of the following: (i) the effective date of an initial registration statement registering the resale of the shares of Common Stock, as issuable pursuant to the SEPA, under the Securities Act of 1933, as amended (the “Securities Act”) or (ii) our receipt of the requisite approval of our stockholders enabling us to issue shares of Common Stock to Yorkville under the SEPA, and upon conversion of the Convertible Notes, collectively, in excess of the Exchange Cap (as defined below). In exchange, at the disbursement of the second tranche, we anticipate that we will issue to Yorkville a second Convertible Note for the principal amount of $2.0 million, the second Pre-Paid Advance, pursuant to the SEPA. Yorkville may convert all or any portion of the outstanding principal amount, accrued and unpaid interest and other amounts outstanding under the Convertible Notes we issue it into shares of Common Stock, at any time and from time to time during the term of the Convertible Notes. Under the applicable Nasdaq rules, in no event may we issue to Yorkville under the SEPA or otherwise, including under conversion of the Convertible Notes, collectively more than 6,855,459 shares of Common Stock, which number of shares is equal to 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we receive the requisite stockholder approval to issue shares of Common Stock in excess thereof in accordance with applicable Nasdaq rules.

Under the SEPA, we also have the right to sell to Yorkville an additional $14.0 million of our Common Stock in the form of one or more advances (the “Advances”), subject to certain limitations and conditions. Sales of our shares of Common Stock to Yorkville as Advances under the SEPA, and the timing of any such sales, are at our complete discretion and we are under no obligation to sell any shares of Common Stock to Yorkville under the SEPA.

The price of our Common Stock could decline if there are substantial sales of shares of our Common Stock, if there is a large number of shares of our Common Stock available for sale, or if there is the perception that these sales could occur.

Any issuance of shares of Common Stock pursuant to the SEPA, if not terminated and if and when available, whether upon conversion by Yorkville of a Convertible Note or upon issuance of common shares in the form of an Advance, will dilute the percentage ownership of our stockholders and may dilute the per share projected earnings (if any) or book value of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market or other issuances of shares of our Common Stock, or the perception that these sales or issuances could occur, could cause the market price of our Common Stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

The actual number of shares of Common Stock we will issue pursuant to the SEPA, if not terminated and if and when available, at any one time or in total, is uncertain.

Subject to certain conditions in the SEPA, if not terminated and if and when available, and subject to compliance with applicable law, we have issued Convertible Notes to Yorkville, which may be converted into shares of our Common Stock at any time and from time to time during the term of the Convertible Notes, and we may also issue additional shares of our Common Stock to Yorkville in connection with Advances under the SEPA. The number of shares of Common Stock that are issued to Yorkville will fluctuate based on a number of factors. It is not possible at this stage to predict the number of shares of Common Stock that will be ultimately issued pursuant to the SEPA, if not terminated and if and when available.

Outstanding amounts under the SEPA, if not terminated and if and when available, will make us more vulnerable to downturns in our financial condition, and any shares of Common Stock we issue under the SEPA, if not terminated and if and when available, will further dilute our stockholders.

As of the date of this Quarterly Statement on Form 10-Q, there are $4.0 million of Pre-Paid Advances outstanding under the SEPA, and there may be additional amounts outstanding under the SEPA in the future. If our cash flow from operations is insufficient to meet our payments under the SEPA, if not terminated and if and when available, or we are unable to offset amounts outstanding under the SEPA with the issuance of shares of Common Stock, we would incur an event of default under the SEPA, in which case, all outstanding amounts would be immediately due and payable. Any debt we incur from Yorkville or other parties could make us more vulnerable to a downturn in our operating results or a downturn in economic conditions. If our cash flow from operations is insufficient to meet any debt service requirements or we incur an event of default, we could be required to refinance our obligations, or dispose of assets in order to meet debt service requirements.

In addition, any shares of Common Stock that we issue to Yorkville under the SEPA, if not terminated and if and when available, will further dilute our current stockholders.

Risks Related to the Launch of the Nugevia Brand

The launch of the Nugevia brand exposes the Company to a number of business and operational risks that could materially and adversely impact its business

The launch of the Nugevia brand exposes us to a number of risks that could materially and adversely affect our business, financial condition, and results of operations. Successfully introducing a new brand requires significant investment in marketing, product development, supply chain management, and regulatory compliance, and there can be no assurance that Nugevia will achieve market acceptance or generate anticipated sales. If we fail to execute the launch effectively, experience delays in product availability, or encounter challenges in maintaining product quality and regulatory standards, our ability to establish Nugevia as a recognized and trusted brand may be compromised.

Additionally, the introduction of Nugevia may provoke competitive responses from established market participants, potentially resulting in increased pricing pressure or heightened marketing costs. If the Nugevia brand does not gain sufficient traction or if we are unable to recover our investment in its development and promotion, our growth prospects and overall financial performance could be negatively impacted.

Our business and future prospects with the Nugevia brand and our pharmaceutical products are significantly dependent on our exclusive, worldwide license agreement with Aquanova. Any adverse development related to this license agreement could materially and adversely affect our operations, financial condition, and results of operations.

Our business and future prospects are significantly dependent on our exclusive, worldwide license agreement with Aquanova AG, which grants us rights to develop, manufacture, distribute, and sell key products, including JOTROL™. Any adverse development related to this agreement could materially and adversely affect our operations, financial condition, and results of operations

If the license agreement with Aquanova AG were to be terminated, limited, or materially altered, we could lose access to essential proprietary technologies, such as Aquanova’s NovaSOL® formulation technology, which is critical for the bioavailability and effectiveness of our Nugevia brand. Disputes over contract terms, intellectual property rights, or performance obligations could result in costly litigation, delays in product development, or loss of commercialization rights. Additionally, our obligation to pay license fees and royalties under the license agreement represents a significant financial commitment, and any inability to meet these obligations could jeopardize our rights under the license agreement. The loss or impairment of this license would require us to seek alternative technologies or partners, which may not be available on favorable terms, if at all, and could delay or prevent the development and commercialization of our products.

Should we fail to maintain a productive relationship with Aquanova or if Aquanova experiences operational or financial difficulties, our ability to deliver products to market could be compromised, negatively impacting our growth prospects and competitive position.

If the Company or its suppliers fails to comply with FDA or other regulations, it could result in enforcement actions or delays in the Nugevia brand product launch.

The Company is subject to various federal, state, and local laws, regulations and administrative practices that affect its business. Our suppliers and contract manufacturers are also subject to such laws and regulations. The safety, formulation, manufacturing, processing, packaging, importation, labeling, promotion, advertising, and distribution of the Nugevia brand products are subject to regulation by several federal agencies, including the FDA, the FTC, the USDA, the CPSC and the EPA, as well as by various state and local agencies. If these laws and regulations were violated by our management, suppliers or distributors, we could be subject to regulatory enforcement action, public warning letters, product recalls, fines, penalties and sanctions, including injunctions against the future shipment and sale of products, restitution and disgorgement of profits, operating restrictions. In addition, other public and private actors are increasingly targeting supplement retailers and manufacturers with class action lawsuits for selling products that allegedly fail to adhere to the requirements of FDCA, DSHEA, and other federal and state statutes and requirements, including for failing to adhere to current GPMs, making false or misleading product statements, providing inaccurate ingredient identity and potency, and failing to control or disclose allergens, contaminants, residues and adulterants, as well as for state common and statutory laws regarding deceptive trade practices.

We could also be the target of claims relating to false or deceptive advertising in connection with the marketing and advertising of the products we sell, including under the auspices of the FTC, the consumer protection statutes of some states as well as certain non-government watchdog groups and class action law firms. In addition, the FDA has aggressively enforced its regulations with respect to structure/function claims (e.g., “calcium builds strong bones”), nutrient content claims (e.g., “high in antioxidants”) and other claims that impermissibly suggest therapeutic benefits In addition, the number of private consumer class actions relating to false or deceptive advertising against cosmetic, food, beverage and nutritional supplement manufacturers has increased in recent years. These events could interrupt the marketing and sales of products in our stores, including our private label products, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

The global nutraceutical market is highly competitive, with many brands offering products that are similar to Nugevia. Failure to differentiate from competitors could limit market penetration and revenue potential.

The global nutraceutical market, valued at $451.7 billion in 2023, is highly competitive, with established players like Nestlé Health Science, Amway, and smaller niche brands vying for market share. Nugevia’s reliance on resveratrol, despite JOTROL™’s enhanced bioavailability, faces skepticism due to past studies questioning resveratrol’s efficacy and may require additional clinical data. Convincing consumers and healthcare professionals of Nugevia’s superior performance will require effective marketing. Failure to differentiate from competitors offering similar longevity or beauty-from-within products could limit market penetration and revenue potential.

The Company is dependent on certain proprietary supply-chain vulnerabilities with operational and supply chain risks.

The Company’s dependence on proprietary technology like JOTROL™ and partnerships, such as with Aquanova for NovaSOL® Astaxanthin, introduces supply chain vulnerabilities. Disruptions in raw material availability, manufacturing delays, or quality control issues could hinder production timelines and product consistency. Scaling up manufacturing to meet demand while maintaining pharmaceutical-grade standards poses additional operational challenges. Any failure to deliver on the expected third quarter launch could erode consumer trust and investor confidence.

If there are intellectual property disputes relating to the JOTROL technology, it could threaten Nugevia’s market position

The Company’s competitive edge hinges on its patented JOTROL™ technology. However, intellectual property disputes or challenges to JOTROL patent validity could threaten Nugevia’s market position. Competitors may attempt to develop similar bioavailability-enhancing technologies, which circumvent JOTROL’s patent. Furthermore, any adverse events linked to Nugevia’s ingredients, even if rare, could result in product liability claims, damaging the brand’s reputation and financial stability.

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

On July 2, 2025, the Compensation Committee approved the grant of an aggregate of 357,448 stock options issued to certain executives. The stock options have an exercise price of $1.19 per share, representing the closing price of the Company’s Common Stock on the Nasdaq on the date of grant. The stock options have a 10 year term and vest in equal installments over a three (3) year period beginning on the grant date of July 2, 2025, subject to the officers’ continued employment at the time of vesting.

On September 5, 2025, the Company granted an aggregate of 374,755 stock options to two consultants with an exercise price of $1.23 per share and a grant date fair value of $340,900. The stock options have a 10 year term and 25% of the stock options vest immediately on the grant date, with 281,066 options vesting in equal monthly installments until September 5, 2027. The Company also granted 109,902 stock options to one of the consultants with an exercise price of $1.23 per share and a grant date fair value of $82,427, and a 10 year term that vest solely upon achievement of performance conditions as follows: (a) 15% per Ambassador (maximum of three) referred by consultant and subsequently engaged by the Company, (b) 20% if consultant is instrumental in arranging a distribution arrangement not previously pursued by the Company, on terms acceptable to the Company, (c) 20% when such Distribution Contract achieves $1 million in annual sales and (d) 15% when the consultant arranges the first Celebrity Golf Tournament featuring Nugevia on terms and conditions acceptable to the Company.

On July 16, 2025 the Company entered into an amendment with a warrant holder who holds 1,249,999 warrants that clarified the exercise mechanisms. Concurrently with the amendment, the warrant holder exercised the warrants via a cashless exercise and received 913,299 shares of Common Stock. Pursuant to the amendment, the Company agreed to issue the warrant holder 86,700 shares of Common Stock.

On August 12, 2025, the Company received an exercise notice from a warrant holder who holds 109,376 warrants. The warrant was exercised via a cashless exercise, and the warrant holder received 30,547 shares of Common Stock. Pursuant to the amended warrant agreement, the Company agreed to issue the warrant holder 56,954 shares of Common Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Jupiter Neurosciences, Inc.

Date: November 14, 2025	/s/ Christer Rosén
Christer Rosén
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

