Form 10-Q
period 2026-03-31
JUPITER NEUROSCIENCES, INC.
filed 2026-05-14
CIK 1679628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, there were 36,281,252 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (the “Quarterly Report on Form 10-Q”) contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast”, “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “propose,” “seeks,” “should,” “would” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not guarantees for future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in this filing and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2026 (the “Annual Report on Form 10-K”):

●	Our substantial amount of indebtedness associated with the convertible promissory notes issued in connection with the Standby Equity Purchase Agreement may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness;

●	Low trading volume in our common stock may limit or prevent our ability to draw on the Standby Equity Purchase Agreement to pay down the convertible promissory notes;

●	We have not generated meaningful revenue from product sales to date, have incurred significant net losses since our inception, and expect to continue to incur significant net losses for the foreseeable future;

●	Our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report;

●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts;

●	Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;

●	Our business and future prospects with the Nugevia brand and our pharmaceutical products are significantly dependent on our exclusive, worldwide license agreement with Aquanova. Any adverse development related to this license agreement could materially and adversely affect our operations, financial condition, and results of operations;

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidate may not demonstrate safety and efficacy to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates;

●	We have limited resources and are currently focusing the majority of our efforts on developing JOTROL™ for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable;

●	We face significant competition and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted;

●	We may not be successful in our efforts to develop our proprietary drug delivery platform, JOTROL™, to build a pipeline of indications;

●	The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction;

●	We may face difficulties from changes to current regulations and future legislation;

●	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees;

●	The Company’s failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of its securities;

●	The price of our common stock could be subject to rapid and substantial volatility. A “short squeeze” due to a sudden increase in demand for shares of our common stock could lead to extreme price volatility in shares of our common stock. As a relatively small-capitalization company with relatively small public float, we may experience greater stock price volatility, extreme price run-ups, lower trading volume and less liquidity than large-capitalization companies. In addition, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our common stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading;

●	The effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the conflict between Russia and Ukraine as well as the conflict in the Middle East; and

●	Other risks and uncertainties, including those listed under the captions “Organization and Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

2

JUPITER NEUROSCIENCES, INC.

PART I - FINANCIAL INFORMATION

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025

Assets
Current Assets:
Cash	$2,362,749	$3,789,342
Accounts receivable	-	2,637
Prepaid contracts	766,667	766,667
Inventory, net	148,068	159,790
Other current assets	132,696	106,542
Total current assets	3,410,180	4,824,978

Operating lease right of use asset, net	11,607	23,214
Prepaid contracts, noncurrent	523,014	712,055
Other assets	3,783	3,783
Total assets	$3,948,584	$5,564,030

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$474,636	$638,646
Accrued compensation	1,422,612	1,397,357
Accrued interest	-	39,829
Deferred revenue	-	735
Operating lease liability	8,508	21,247
Convertible notes payable, fair value	4,824,411	5,298,068
Refund liability	1,874	-
Total current liabilities	6,732,041	7,395,882

Total liabilities	6,732,041	7,395,882

Commitments and Contingencies (Note 7)

Stockholders’ Deficit:
Series A preferred stock, par value $0.0001; 5,000,000 shares authorized, nil shares issued and outstanding	-	-
Common stock, par value $0.0001; 500,000,000 and 125,000,000 shares authorized, respectively; 36,281,352 and 34,446,455 issued and outstanding, respectively	3,628	3,444
Additional paid in capital	33,941,899	32,831,730
Accumulated deficit	(36,728,984)	(34,667,026)
Total stockholders’ deficit	(2,783,457)	(1,831,852)
Total liabilities and stockholders’ deficit	$3,948,584	$5,564,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025

Product Revenues, net	$18,652	$-

Cost of goods sold	4,362	-
Gross Profit	$14,290	$-

Expenses:
Research and development	411,049	466,745
General and administrative	1,566,241	1,071,258
Total operating expenses	1,977,290	1,538,003

Operating loss	(1,963,000)	(1,538,003)

Other Income (Expenses):
Interest income	18,404	10,365
Gain on change in fair value of convertible notes	1,282	-
Interest expense	(118,644)	(1,229)
Total other expenses, net	(98,958)	9,136

Net loss	$(2,061,958)	$(1,528,867)

Net loss per common share:
Basic and Diluted	$(0.06)	$(0.05)

Weighted average number of common shares outstanding:
Basic and Diluted	35,255,588	33,103,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
December 31, 2024	33,103,860	$3,310	$30,190,827	$(26,022,129)	$4,172,008
Stock-based compensation	-	-	421,454	-	421,454
Net operating loss	-	-	-	(1,528,867)	(1,528,867)
March 31, 2025	33,103,860	$3,310	$30,612,281	$(27,550,996)	$3,064,595

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
December 31, 2025	34,446,455	$3,444	$32,831,730	$(34,667,026)	$(1,831,852)
Stock-based compensation	-	-	454,242	-	454,242
Shares issued for exercise of stock options	675,000	68	5,439	-	5,507
Issuance of common stock for payment of notes and interest	995,975	100	496,291	-	496,391
Shares issued for conversion of convertible notes	113,922	11	107,452	-	107,463
Shares issued for service agreement	50,000	5	46,745	-	46,750
Net operating loss	-	-	-	(2,061,958)	(2,061,958)
March 31, 2026	36,281,352	$3,628	$33,941,899	$(36,728,984)	$(2,783,457)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUPITER NEUROSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net Loss	$(2,061,958)	$(1,528,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of convertible notes	(1,282)	-
Interest expense paid through sale of common stock	131,479	-
Amortization of prepaid contracts	189,041	189,041
Stock-based compensation	500,992	421,454
Change in operating lease right of use asset and lease liabilities	(1,132)	(659)
Decreases (increases) in operating assets and liabilities:
Accounts receivable	2,637	-
Prepaid contracts	-	(24,106)
Decrease in inventory	11,722	-
Other current assets	(26,154)	-
Accounts payable and accrued expenses	(164,010)	(113,552)
Accrued compensation	25,255	(7,435)
Deferred revenue	(735)	-
Refund liability	1,874	-
Accrued interest	(39,829)	1,083
Net cash used in operating activities	(1,432,100)	(1,063,041)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	5,507	-
Net cash provided by financing activities	5,507	-

Net Change in Cash	(1,426,593)	(1,063,041)

Beginning of period	3,789,342	3,769,510
End of period	$2,362,749	$2,706,469

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$146

Schedule of Non-Cash Investing and Financing Activities:
Stock issued in connection with service agreement	$46,750	$-
Payment of convertible note from issuance of common stock	$472,375	$-
Stock issued in connection with interest payment	$131,479	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Note 2 – Significant Accounting Policies

Basis of presentation, Liquidity and Management’s Plans

The accompanying condensed financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). U.S. GAAP contemplates the continuation of the Company as a going concern. For the three months ended March 31, 2026, the Company had net revenues from product sales of $18,652, incurred a net loss of $2,061,958 and had negative cash flows of $1,426,593, and a cumulative net loss since inception totaling $36,728,984.

In management’s opinion, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this report. The Company plans to finance future operations with proceeds from equity securities, grant awards and strategic collaborations. However, there is no assurance that the Company will be able to effect transactions on commercially reasonable terms, if at all.

Business Segment

Business segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Operating Decision Maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a company-wide basis. Effective October 1, 2025, the Company operates through two reportable segments: (i) premium nutritional supplements, and (ii) pharmaceutical operations focused on drug candidates for CNS and rare orphan diseases.

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

Significant estimates during the three months ended March 31, 2026 and 2025, respectively, include valuation of stock-based compensation, uncertain tax positions, the valuation of debt instruments, and the valuation allowance on deferred tax assets.

Cash

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash balances with high-credit-quality financial institutions. At times, such balances may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”). In 2025, the Company has implemented a deposit insurance program in the Company’s primary account, whereby funds in excess of FDIC insurance limits are insured. The Company did not have any cash balances that exceeded the FDIC limit of $250,000.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. The Company evaluates inventory for excess or obsolescence based on forecasted demand and records reserves as necessary. As of March 31, 2026 and December 31, 2025, inventory totaled $148,068 and $159,790, respectively.

Revenue Recognition

The Company recognizes revenue when control of its products is transferred to customers, generally upon shipment or delivery, depending on the terms of the arrangement.

Revenue is recorded net of estimated variable consideration, including product returns, rebates, discounts, and other allowances, based on historical experience and other relevant factors.

The Company evaluates whether it is the principal or agent in its arrangements and records revenue on a gross or net basis accordingly. Shipping and handling activities are considered fulfilment activities, and the related costs are included in cost of goods sold.

Prepaid Contracts

Prepaid contracts generally represent service agreements which the Company would receive services over a period of time and are expensed as the services are received. The Company’s prepaid contracts are related to service agreements that span over three years; therefore the expense will be recognized over the three year term. See further discussion in Note 6 - Stockholders’ Equity.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. As of March 31, 2026 and December 31, 2025, the Company concluded that a full valuation allowance is necessary for the net deferred tax assets.

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

As of March 31, 2026, there were 1,626,037 restricted stock units and 11,051,093 stock options outstanding. These securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

As of December 31, 2025, there were 1,626,037 restricted stock units and 11,726,093 stock options. These securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

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

The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Also see Note 5 - Convertible Debt and Derivative Liability.

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

Leases

Operating lease right-of-use (“ROU”) assets and related operating lease liabilities are recognized based on the present value of future minimum lease payments over the expected term of the lease after taking into account the likelihood of renewals and extensions at inception. In the event an implicit interest rate is not present in the lease agreement, the Company utilizes its incremental borrowing rate at lease inception in order to determine the present value. Short term leases with an initial term of less than twelve months are expensed as incurred.

Note 3 – Related Party Transactions

As of March 31, 2026 and December 31, 2025, $84,105 and $64,105, respectively, were payable to Titan Advisory Services LLC (“Titan”), a company wholly owned by our Chief Financial Officer, pursuant to a Master Services Agreement (“MSA”) dated December 31, 2022. Under the MSA, Titan provides executive finance and corporate support services to the Company, including service by Saleem Elmasri as Chief Financial Officer.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accounts payable	$92,383	$131,130
Professional fees	338,901	467,167
License fee	18,750	-
Credit cards	24,602	40,349
Total accounts payable and accrued expenses	$474,636	$638,646

Accrued compensation of $1,422,612 and $1,397,357 as of March 31, 2026 and December 31, 2025, respectively, includes accrued salaries and health benefits to executives since inception and board fees. Since inception, executive salaries have been paid in cash when the Company’s cash flow has permitted such payment and unpaid salaries related to 2022 and 2023 remain unpaid.

Note 5 – Standby Equity Purchase Agreement and Convertible Debt

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

In connection with the SEPA, Yorkville agreed to provide up to $6.0 million of pre-paid advances via convertible promissory notes (the “Convertible Notes”). On October 27, 2025, the Company received $3,720,000 and issued a $4.0 million note (7% original issue discount, “OID”). A second $1,860,000 tranche was received in December 2025, upon registration effectiveness and receipt of stockholder approval, against a $2.0 million note (7% OID). The Convertible Notes bear interest at 8% (increasing to 18% upon default), mature on October 24, 2026, and are convertible at $1.50 per share, subject to proportional anti-dilution and price-protection adjustments (not below a contractual floor). Beginning January 7, 2026, and monthly thereafter, the Company must repay one-tenth (1/10) of the then-outstanding principal plus accrued interest (a 5% premium applies to cash repayments). Instalments may be satisfied via SEPA advances without the premium, and SEPA proceeds must be applied first to repay the Convertible Notes until they are repaid in full.

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

On February 20, 2026, the Company and Yorkville entered into an Omnibus Amendment (the “Amendment”). Among other changes, the Amendment revises the terms of the Convertible Notes to defer the commencement of monthly instalment payments to April 1, 2026, effectively providing an extension of approximately three months.

The Convertible Notes include features that allow for settlement through either (i) cash repayment or (ii) issuance of common stock at variable or fixed conversion prices, subject to certain contractual terms, including a floor price and instalment-based repayment structure.

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

The Convertible Notes accounted for under the fair value election are each debt host financial instruments containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the Convertible Notes are recorded as a component of Other (expense) income in the consolidated statements of operations, except that the change in estimated fair value attributable to a change in the instrument-specific credit risks is recognized as a component of other comprehensive income. The instrument specific credit risk associated with the Convertible Notes was de minimis. As a result of electing the fair value method, issuance costs related to the Convertible Notes, including the structuring fee and the commitment fee were expensed as incurred.

The following key assumptions were used in the Monte Carlo Simulation valuation at each measurement date:

Assumption	December 31, 2025	March 31, 2026
Stock Price (VWAP)	$0.99	$0.33
Volatility	~65%	~75%
Risk-Free Rates	3.4% – 4.7%	3.7% – 4.8%

Volatility was estimated using a combination of the Company’s historical volatility and that of comparable publicly traded companies.

As of December 31, 2025, the fair value of the Convertible Notes was $5,298,068. As of March 31, 2026, the fair value of the Convertible Notes was $4,824,411. Changes in fair value during the period were recognized in the Statements of Operations as Gain on change in fair value of convertible notes. The original issue discounts totaling $420,000 were incorporated into the initial and subsequent fair value measurements of the Convertible Notes.

For the three months ended March 31, 2026, the Company recognized a net gain on change in fair value of Convertible Notes of $1,282.

For the three months ended March 31, 2026, the Company incurred interest expense of $118,610 and paid $124,026 in interest and $372,375 in principal. These payments were funded through the sale of 995,975 shares of common stock at an average price of $0.84 per share and the issuance of common stock under the SEPA.

Additionally, $100,000 of principal and $7,452 of accrued interest related to the 2025 Convertible Notes were settled through the conversion of 113,922 shares of common stock at a conversion price of $0.94 per share.

As of December 31, 2025, the Company incurred $61,723 of interest expense and paid $22,251 through the sale of 20,000 shares of common stock at an average price of approximately $1.11 through the SEPA. As of December 31, 2025, $39,829 is accrued in Accrued interest on the Company’s balance sheets.

For the three months ended March 31, 2026, we have issued and sold approximately 1.1 million shares of common stock to Yorkville pursuant to the SEPA, including shares of common stock issued in connection with the settlement of Prepaid Advances and upon conversion of the Convertible Notes, for aggregate net proceeds to us of $603,854.

As of March 31, 2026, we have issued and sold approximately 1.1 million shares of common stock to Yorkville pursuant to the SEPA, including shares of common stock issued in connection with the settlement of Prepaid Advances and upon conversion of the Convertible Notes, for aggregate net proceeds to us of $625,748. As of March 31, 2026, the outstanding principal balance on the Convertible Notes is $5,527,625.

A summary of activity of the Convertible Notes, which represent the Level III fair value measurements, is presented below:

Notes
Balance at December 31, 2025	$5,298,068
Repayments	(472,375)
Fair value change	(1,282)
Balance at March 31, 2026	$4,824,411

Note 6 – Stockholders’ Equity (Deficit)

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Company had 36,281,352 shares of common stock issued and outstanding as of March 31, 2026. There was no preferred stock issued and outstanding as of March 31, 2026.

During the three months ended March 31, 2026, the Company issued 50,000 shares of Common Stock, with an aggregate fair value of $46,750, as consideration for services rendered related to media and investor relations activities, strategic communications support, enhancement to the Company’s market visibility and shareholder engagement. The fair value of the shares issued was determined based on the market price of the Company’s Common Stock at the date of issuance and is included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

Pursuant to the agreements, the counterparties are obligated to perform certain services, as defined, and the Company is recognizing the fair value of the issued restricted shares as compensation expense over the 36-month term, the requisite service period. During the three months ended March 31, 2026 and 2025, the Company recorded compensation expense of $381,233 in each period, related to the agreement, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Stock Options

The Company grants stock awards to officers, employees, directors, and consultants pursuant to its 2021 Equity Incentive Plan (“the Plan”).

A summary of activity for the three months ended March 31, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	11,726,093	$1.02	5.4	$1,772,167
Granted	-	-
Exercised	(675,000)	0.01
Forfeited	-	-
Outstanding as of March 31, 2026	11,051,093	$1.10	5.5	$-
Exercisable as of March 31, 2026	10,258,811	$1.09	5.2	$-

The following table summarized information about employee stock options outstanding as of March 31, 2026:

	Outstanding Options		Vested Options
Exercise Price	Number Outstanding at March 31, 2026	Weighted Average Remaining Life	Number Exercisable at March 31, 2026	Weighted Average Remaining Life
$0.74	1,657,560	2.82	1,657,560	2.82
$0.80	2,783,243	3.04	2,783,243	3.04
$0.97	250,000	9.17	135,868	9.17
$1.19	357,448	9.26	-	-
$1.23	484,657	9.68	163,955	9.44
$1.33	5,461,935	7.08	5,461,935	6.83
$2.16	56,250	5.46	56,250	5.21
	11,051,093	5.51	10,258,811	5.22

For the three months ended March 31, 2026, the Company recognized stock-based compensation expense of $500,992, consisting of $454,242 related to stock options and $46,750 related to shares issued for services.

Note 7 – Commitments and Contingencies

Legal Matters

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to, among other things, intellectual property, commercial arrangements, employment, and regulatory matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2026, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

Office Lease

On May 1, 2021, the Company entered into a 61-month operating lease for office space for a base rent of $3,783 subject to a 3% yearly escalation.

As of March 31, 2026 and December 31, 2025, the Company’s operating lease right-of-use asset, net (ROU) is $11,607 and $23,214, respectively, and the total lease liability is $8,508 and $21,247, respectively, based on an incremental borrowing rate of 0.81% at lease inception.

	March 31,	December 31,
	2026	2025
Operating lease right-of-use asset (“ROU”) is summarized below:
Office lease ROU	$236,009	$236,009
Less accumulated reduction	(224,402)	(212,795)
Balance of ROU, net	$11,607	$23,214

Operating lease liability related to the ROU asset is summarized below:
Office lease liability	$236,009	$236,009
Reduction of lease liability	(227,501)	(214,762)
Total	$8,508	$21,247

Future minimum lease liability payments under the non-cancellable operating lease at March 31, 2026 and December 31, 2025 are as follows:

	8,516	21,290
	8,516	21,290
Less: imputed interest	(8)	(43)
Total lease liabilities	$8,508	$21,247

Current operating lease liabilities	8,508	21,247
Non-current operating lease liabilities	-	-
Total lease liabilities	$8,508	$21,247

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

On December 15, 2024, the Company entered into a Strategic Services Agreement (the “Dominant Treasure Agreement”) with Dominant Treasure Health Company Limited (“Dominant Treasure”). Pursuant to the terms of the Dominant Treasure Agreement, Dominant Treasure agreed to provide certain services to the Company to assist the Company in accelerating the Company’s desire to get its products developed and distributed in the Southeast Asian market. In exchange for Dominant Treasure’s services pursuant to the Dominant Treasure Agreement, the Company agreed to pay Dominant Treasure a one-time payment of $2,300,000. In addition, if Dominant Treasure is involved in generating negotiations and conclusion of a distribution agreement for the Company in the countries of China (including Hong Kong), Singapore and Malaysia, the Company will pay Dominant Treasure a success fee of 5% of any upfront and/or milestone payments to be received by the Company. If such an agreement will include a royalty payment to the Company, Dominant Treasure will receive 5% of such royalty payment. The Dominant Treasure Agreement has a term of 36 months and may be terminated at any time upon mutual agreement of the parties. The one-time payment of $2,300,000 was accounted for as a prepaid contract and will be expensed over a three-year period. For the three months ended March 31, 2026 and 2025, the Company recorded consulting expense of $189,041 in each period related to the Dominant Treasure agreement.

Licensing and Royalty Agreements - Aquanova AG

On September 13, 2016, the Company entered into a Development, Collaboration and License Agreement (“License Agreement”) with Aquanova AG, a German company in the field of development, manufacturing and selling of colloidal formulas. The License Agreement resulted in the creation of the pharmaceutic product, JOTROL™. The Chief Scientific Officer of the Company and Aquanova’s founder, former CEO, and lead scientist, Darius Benham, are the joint inventors of JOTROL™. Aquanova is the assignee on the patents in the United States, the European Union, China and Japan whereas the Company is obligated to maintain the patents. The License Agreement grants ownership to the Company for regulatory approvals and the sole and exclusive worldwide right to develop, manufacture and commercialize all products, including JOTROL™. Aquanova is granted the exclusive license to conduct formulation development and manufacturing. The License Agreement also defines fees owed to Aquanova for product and formulation development and licensing of the products. The Company is required to pay Aquanova an annual license fee of $75,000 upon acceptance of the product formulation by both parties, with the license fee requirement ending in the year of marketing authorization approval (“MMA”) in a single territory. MMA has not yet been received as of the period ended March 31, 2026.

Upon receipt of approval of the MMA in each territory (e.g., United States, European Union, China, Japan), the Company will pay $200,000 to Aquanova per territory in which an MMA approval is received, up to a maximum of $600,000. The Company shall pay Aquanova a royalty of 5% of net sales in each territory through the later of ten years after the first commercial sale, the first date there is no valid claim within the Aquanova patent rights, or the date of expiration of the MMA in each territory. There is an option (exercisable by either party) to require the Company to pay a one-time royalty of $3,000,000 within 180 days of United States marketing approval, with subsequent royalty payments reduced to 1.25%, in accordance with the terms set forth above.

As of March 31, 2026 and December 31, 2025, $18,750 and $0 of accrued license fees are included in accounts payable and accrued expenses on the balance sheet, respectively.

Research and Development Service Providers

In addition to the services received under the licensing agreements noted above, a substantial portion of the research and development (“R&D”) expense included in the statement of operations is incurred pursuant to short term service and consulting agreements with third party providers for research, development, testing and manufacturing services. The agreements generally provide termination, at any time by either party without cause, upon a 30-day written notice, unless otherwise disclosed below. There are no pending milestone payments due as of March 31, 2026.

Note 8 – Segment Report

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates financial performance and makes resource allocation decisions based on the operating results of the Company’s reportable segments.

Effective October 1, 2025, the Company operates through two reportable segments under ASC 280, Segment Reporting: (i) premium nutritional supplements, and (ii) pharmaceutical operations focused on drug candidates for CNS and rare orphan diseases.

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

Segment information for the three months ended March 31, 2026 is presented below:

	Pharmaceutical Operations	Premium Nutritional Supplements	Total Reportable Segments	Corporate / Other	Consolidated Total
Revenue	-	18,652	18,652	-	18,652
Cost of goods sold	-	4,362	4,362	-	4,362
Research and development	411,049	-	411,049	-	411,049
Selling, general and administrative	202,308	469,881	672,189	894,052	1,566,241
Segment net loss	(613,357)	(455,591)	(1,068,948)	(894,052)	(1,963,000)
Other interest income (expense), net	-	-	-	(98,958)	(98,958)
Net loss	(613,357)	(455,591)	(1,068,948)	(993,010)	(2,061,958)

Note 9 – Subsequent Events

On April 2, 2026, the Company granted stock options to purchase 100,000 shares of common stock to each of two consultants. Twenty-five percent (25%) of the shares underlying each option vested on the grant date. The remaining shares vest in equal monthly installments of 4.167% on each monthly anniversary of the grant date, such that each option will be fully vested on the second anniversary of the grant date, subject to the consultant’s continued service through each applicable vesting date.

On April 30, 2026, the Company granted 100,000 restricted stock units to a consultant. Twenty-five percent (25%) of the restricted stock units vested on the grant date. The remaining restricted stock units vest in four equal annual installments over the following four years.

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

In March 2025, the Company unveiled a new strategic initiative to introduce Nugevia—a consumer-oriented product line dedicated to longevity and wellness. This initiative aims to meet the rising demand for scientifically backed wellness solutions by developing nutritional products that support both longevity and health span. Positioned within a rapidly growing global industry expected to reach $8.0 trillion by 2030, Nugevia products will leverage Jupiter’s proprietary JOTROL™ technology, a resveratrol-based platform that is designed to deliver an increase in the bioavailability profile of resveratrol.

The first products under the Nugevia brand, focusing on supporting longevity and health span are available for sale and shipments began in the fourth quarter of 2025 through a direct-to-consumer model. The products are:

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

Financial Position

For the three months ended March 31, 2026 and 2025, we generated net revenues of $18,652 and $0, respectively from product sales and reported net losses of $2,061,958 and $1,528,867, respectively, and negative cash flow from operating activities of $1,432,100 and $1,063,041, respectively. As noted in our financial statements, as of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $36,728,984 and $34,667,026, respectively. There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings. See “Risk Factors” included herein and in our Annual Report on Form 10-K for additional discussion of risks associated with our capital requirements.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations for the three months ended March 31, 2026 and March 31, 2025, have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the Three Months Ended		Variance
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Expenses:
Research and development	$411,049	$466,745	$(55,696)	(12)%
General and administrative	1,566,241	1,071,258	494,983	46%
Total operating expenses	1,977,290	1,538,003	439,287	29%

Loss from operations	(1,963,000)	(1,538,003)	(424,997)	28%

Other Income (Expenses):
Interest income	18,404	10,365	8,039	78%
Gain on change in fair value of convertible note	1,282	-	1,282	100%
Interest expense	(118,644)	(1,229)	(117,415)	9554%
Gain on extinguishment of debt	-	-
Other income	-	-
Total other income (expenses), net	(98,958)	9,136	(108,094)	(1,183)%

Net (loss) income	$(2,061,958)	$(1,528,867)	$(533,091)	35%

Research and Development Expenses

Research and development (“R&D”) expenses were $411,049 for the three months ended March 31, 2026 compared to $466,745 for the three months ended March 31, 2025, representing a decrease of $55,696, or 12%. The decrease in R&D expenses was primarily attributable to reductions of $54,114 in clinical trial expenses, $37,231 in payroll and consulting expenses, and $1,622 in other expenses, partially offset by an increase of $6,026 in expenses related to meetings and conferences.

General and Administrative Expenses

General and administrative expenses were $1,566,241 for the three months ended March 31, 2026 compared to $1,071,258 for the three months ended March 31, 2025, representing an increase of $494,983, or 46%. The increase was primarily attributable to increases of $217,899 in payroll and consulting expenses, $184,825 in expenses related to Nugevia, $83,382 in investor and public relations expenses, and $5,316 in other expenses.

Interest Income

Interest income was $18,404 for the three months ended March 31, 2026, compared to $10,365 for the three months ended March 31, 2025, representing an increase of $8,039, or 78%. The increase was primarily attributable to higher average cash balances in interest-earning accounts during the three months ended March 31, 2026.

Interest Expense

Interest expense was $118,644 for the three months ended March 31, 2026, compared to $1,229 for the three months ended March 31, 2025, representing an increase of $117,415, or 9,554%. The significant increase in the current period reflects the interest related to the Convertible Notes.

Gain on Change in Fair Value of Convertible Note

The Company recognized a $1,282 gain from marking to market the Convertible Notes during the three months ended March 31, 2026.

Liquidity and Capital Resources; Plan of Operations

As of March 31, 2026, we had cash and cash equivalents of $2,362,749. Our cash equivalents are held in high yield savings account. Since inception, we have incurred net losses and negative cash flows from operations. On March 31, 2026, we had an accumulated deficit of $36,728,984.

Historically, we have financed our operations primarily by selling common stock and convertible debt. On October 24, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) and related Registration Rights Agreement with YA II PN, Ltd. (“Yorkville”), providing the Company the right, but not the obligation, to sell up to $20.0 million of common stock from time to time, subject to customary conditions, including an effective resale registration statement. In connection with the SEPA, Yorkville agreed to provide $6.0 million of pre-paid advances via convertible promissory notes. During the year ended December 31, 2025, the company received aggregate proceeds of $5,100,000, which is net of $420,000 of issuance discounts and $480,000 of financing costs associated with the transaction. During the three months ended March 31, 2026, the Company received aggregate proceeds of $603,854 from sales of common stock under the SEPA which were used to pay interest on the convertible promissory notes.

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

For the three months ended March 31, 2026 and 2025, we generated net revenues of $18,652 and $0, respectively from product sales and reported net losses of $2,061,958 and $1,528,867, respectively, and negative cash flow from operating activities of $1,432,100 and $1,063,041, respectively. As noted in our financial statements, as of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $36,728,984 and $34,667,026, respectively. There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings.

Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

●	the scope, rate of progress and costs of our drug delivery, preclinical development activities, laboratory testing and clinical trials for our drug candidate;

●	the number and scope of clinical programs we decide to pursue;

●	the scope and costs of manufacturing development and commercial manufacturing activities;

●	the extent to which we acquire or in-license other drug candidates and technologies;

●	the cost, timing and outcome of regulatory review of our drug candidate;

●	the cost and timing of establishing sales and marketing capabilities, if our drug candidate receives marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our drug candidate;

●	the amount of profit, if any, generated from the sales of the Nugevia product line;

●	the costs associated with being a public company; and

●	the cost associated with commercializing our drug candidate, if it receives marketing approval.

See “Risk Factors” included herein and in our Annual Report on Form 10-K for additional discussion of risks associated with our capital requirements.

Cash Flows for the Three months ended March 31, 2026 and 2025

The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025.

	For the Three months ended March 31,
	2026	2025
Net cash flows used in operating activities	$(1,432,100)	$(1,063,041)
Net cash flows from investing activities	-	-
Net cash flows from financing activities	$5,507	$-
Net increase (decrease) in cash	$(1,426,593)	$(1,063,041)

Net Cash Flows From Operating Activities:

Net cash used in operating activities during the three months ended March 31, 2026 was $1,432,100, as compared to net cash used in operating activities of $1,063,041 for the three months ended March 31, 2025. The increase in net cash used in operating activities was primarily attributable to the significant increase in net loss, which totaled $2,061,958 for the three months ended March 31, 2026 compared to $1,528,867 for the three months ended March 31, 2025. The higher net loss was partially offset by increased non-cash adjustments, including $500,992 of stock-based compensation for the three months ended March 31, 2026 compared to $421,454 for the three months ended March 31, 2025 and $131,479 of interest paid by stock in the three months ended March 31, 2026, which did not occur in the prior period. Additionally, the current period included a $1,282 gain on the change in fair value of convertible notes, which did not recur in the prior period. Changes in working capital also contributed to the variance, primarily due to an increase in accounts payable and accrued expenses of $162,136 as of March 31, 2026 compared to $113,552 as of March 31, 2025 and an increase of $25,255 in accrued compensation as of March 31, 2026 versus a decrease of $7,435 as of March 31, 2025

Net Cash Flows From Financing Activities:

For the three months ended March 31, 2026, net cash provided by financing activities consisted of proceeds from the exercise of stock options of $5,507. For the three months ended March 31, 2025, there were no cash flows from financing activities.

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

Notes Payable to Related Parties and Other Transactions

As of March 31, 2026 and December 31, 2025, $84,105 and $64,105, respectively, were payable to Titan Advisory Services LLC (“Titan”), a company wholly owned by the Company’s Chief Financial Officer, pursuant to a Master Services Agreement (“MSA”) dated December 31, 2022. Under the MSA, Titan provides executive finance and corporate support services to the Company, including services by Saleem Elmasri as Chief Financial Officer.

Critical Accounting Policies

Our accounting policies are more fully described in Note 2 - Significant accounting policies to our consolidated financial statements included as part of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were ineffective due to a deficiency in our ability to adequately segregate responsibility over financial transaction processing and reporting. Based on the number of personnel available to serve the Company’s accounting function, management believes we are not able to adequately segregate responsibility over financial transaction processing and reporting. Further, the Company does not have a formal internal control environment in place and operating effectively. As such, we have identified these issues as material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of internal controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be materially and adversely affected and the market price of our common stock could be negatively affected, which could require additional financial and management resources.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to, among other things, intellectual property, commercial arrangement, employment, and regulatory matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2026, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

ITEM 1A. RISK FACTORS

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q, and the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. Any of the risk factors contained in our Annual Report on Form 10-K, as well as additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially affect our business, results of operations, and financial condition or future results, which in turn could materially and adversely affect the trading price of shares of our Common Stock. As of the date of this Quarterly Report on Form 10-Q, there have been no material updates or changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note  6 to the condensed consolidated interim financial statements included in Item 1 of this Quarterly Report is incorporated by reference herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Omnibus Amendment to the Convertible Promissory Notes issued to YA II PN, Ltd., dated February 20, 2026, between Jupiter Neurosciences, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2026)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jupiter Neurosciences, Inc.

Date: May 14, 2026	/s/ Christer Rosén
Christer Rosén
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

