Form 10-Q
period 2026-06-30
JUPITER NEUROSCIENCES, INC.
filed 2026-08-14
CIK 1679628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 001-41265

JUPITER NEUROSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4828381
(State of Incorporation)	(IRS Employer ID Number)

11621 Kew Gardens Ave, Suite 210

Palm Beach Gardens, FL, 33410

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

As of August 14, 2026, there were 770,081 shares of Common Stock, par value $0.0001 per share (“Common Stock”) issued and outstanding.

EXPLANATORY NOTE REGARDING REVERSE STOCK SPLIT

On August 6, 2026, we effected a reverse stock split of our common stock at a ratio of 1-for-75 (the “Reverse Split”). Upon the effectiveness of the Reverse Split, every 75 issued shares of common stock were reclassified and combined into one share of common stock. In addition, the number of shares of common stock issuable upon the exercise of the Company’s equity awards and convertible securities and warrants was proportionally decreased, and the corresponding conversion price or exercise price was proportionally increased. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share are entitled to receive cash in lieu thereof. Accordingly, all share and per share amounts for all periods presented in these condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Split and adjustment of the conversion price or exercise price of each outstanding equity award and convertible security as if the transaction had occurred as of the beginning of the earliest period presented.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the six months ended June 30, 2026 (the “Quarterly Report on Form 10-Q”) contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast”, “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “propose,” “seeks,” “should,” “would” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

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

JUPITER NEUROSCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JUPITER NEUROSCIENCES, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025

Assets
Current Assets:
Cash	$1,521,874	$3,789,342
Accounts receivable	10,241	2,637
Prepaid contracts	766,667	766,667
Inventory, net	135,290	159,790
Other current assets	114,734	106,542
Total current assets	2,548,806	4,824,978

Operating lease right of use asset, net	219,864	23,214
Prepaid contracts, noncurrent	331,872	712,055
Other assets	618,058	3,783
Total assets	$3,718,600	$5,564,030

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$918,243	$638,646
Accrued compensation	1,414,037	1,397,357
Accrued interest	-	39,829
Deferred revenue	859	735
Operating lease liability	15,539	21,247
Convertible notes payable, fair value	1,528,469	5,298,068
Refund liability	2,351	-
Total current liabilities	3,879,498	7,395,882

Operating lease liability, net of current portion	205,068	-
Total liabilities	4,084,566	7,395,882

Commitments and Contingencies (Note 7)

Stockholders’ Deficit:
Series A preferred stock, par value $0.0001; 5,000,000 shares authorized, nil shares issued and outstanding	-	-
Common stock, par value $0.0001; 500,000,000 and 125,000,000 shares authorized, respectively; 664,670 and 459,286 issued and outstanding, respectively	66	46
Additional paid in capital	38,637,349	32,835,128
Accumulated deficit	(39,003,381)	(34,667,026)
Total stockholders’ deficit	(365,966)	(1,831,852)
Total liabilities and stockholders’ deficit	$3,718,600	$5,564,030

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUPITER NEUROSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Product revenues, net	24,245	-	42,897	-
Cost of goods sold	3,181	-	7,543	-
Gross Profit	21,064	-	35,354	-

Expenses:
Research and development	600,353	759,448	1,011,402	1,226,193
General and administrative	2,163,656	1,505,432	3,729,897	2,576,690
Total operating expenses	2,764,009	2,264,880	4,741,299	3,802,883

Operating loss	(2,742,945)	(2,264,880)	(4,705,945)	(3,802,883)

Other income (expenses):
Interest income	10,068	13,050	28,472	23,415
Gain on change in fair value of convertible notes	549,098	-	550,380	-
Interest expense	(90,618)	(1,135)	(209,262)	(2,364)
Total other income (expenses), net	468,548	11,915	369,590	21,051

Net loss	$(2,274,397)	$(2,252,965)	$(4,336,355)	$(3,781,832)

Net loss per common share:
Basic and diluted	(4.08)	(5.09)	(8.44)	(8.49)

Weighted average number of common shares outstanding:
Basic and diluted	557,567	442,413	514,059	445,256

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUPITER NEUROSCIENCES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity (Deficit)
December 31, 2025	459,286	$46	$32,835,128	$(34,667,026)	$(1,831,852)
Stock-based compensation	-	-	454,242	-	454,242
Shares issued for exercise of stock options	9,000	1	5,506	-	5,507
Issuance of common stock for payment of notes and interest	13,280	1	496,390	-	496,391
Shares issued for conversion of convertible notes	1,519	-	107,463	-	107,463
Shares issued for service agreement	667	-	46,750	-	46,750
Reverse stock split rounding adjustment	(1)	-	-	-	-
Net operating loss	-	-	-	(2,061,958)	(2,061,958)
March 31, 2026	483,751	$48	$33,945,479	$(36,728,984)	$(2,783,457)
Stock-based compensation	-	-	490,997	-	490,997
Issuance of common stock for payment of notes and interest	64,000	6	2,340,885	-	2,340,891
Registered direct offering, net of offering costs	95,238	10	1,859,990	-	1,860,000
Shares issued for vested restricted stock units	21,680	2	(2)	-	-
Reverse stock split rounding adjustment	1	-	-	-	-
Net operating loss	-	-	-	(2,274,397)	(2,274,397)
June 30, 2026	664,670	66	38,637,349	(39,003,381)	(365,966)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
December 31, 2024	441,385	$44	$30,194,093	$(26,022,129)	$4,172,008
Stock-based compensation	-	-	421,454	-	421,454
Net operating loss	-	-	-	(1,528,867)	(1,528,867)
March 31, 2025	441,385	$44	$30,615,547	$(27,550,996)	$3,064,595
Stock-based compensation	-	-	462,488	-	462,488
Shares issued for services rendered	1,376	-	66,000	-	66,000
Shares issued for vested restricted stock units	21,680	2	(2)	-	-
Net operating loss	-	-	-	(2,252,965)	(2,252,965)
June 30, 2025	464,441	$46	$31,144,033	$(29,803,961)	$1,340,118

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUPITER NEUROSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities:
Net Loss	$(4,336,355)	$(3,781,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of convertible notes	(550,380)	-
Interest expense paid through sale of common stock	131,479	-
Amortization of prepaid contracts	380,183	380,182
Stock-based compensation	991,989	883,942
Shares issued for services	-	66,000
Change in operating lease right of use asset and lease liabilities	2,710	(1,908)
Decreases (increases) in operating assets and liabilities:
Accounts receivable	(7,604)	-
Prepaid contracts	-	(60,132)
PharmAla escrow deposit -other assets	(600,000)	-
Inventory	24,500	-
Other assets	(22,467)	-
Accounts payable and accrued expenses	279,597	177,481
Accrued compensation	16,680	442,826
Deferred revenue	124
Refund liability	2,351
Accrued interest	(39,829)	2,178
Net cash used in operating activities	(3,727,022)	(1,891,263)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	5,507	-
Payment on convertible note payable	(405,953)	-
Proceeds from offering, net of costs	1,860,000	-
Net cash provided by financing activities	1,459,554	-

Net Change in Cash	(2,267,468)	(1,891,263)

Beginning of period	3,789,342	3,769,510
End of period	$1,521,874	$1,878,247

Supplemental disclosure of cash flow information:
Cash paid for interest	$87,154	$186
Operating lease right-of-use asset obtained in exchange for operating lease liability	$222,796	$-

Schedule of Non-Cash Investing and Financing Activities:
Payment of convertible note from issuance of common stock	$2,813,265	$-
Stock issued in connection with interest payment	$125,426	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

JUPITER NEUROSCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

Note 1 – Organization and Description of Business

Jupiter Neurosciences, Inc. (the “Company”) is a clinical stage research and development pharmaceutical company located in Jupiter, Florida. The Company incorporated in Delaware in January 2016. The Company is advancing a therapeutic pipeline targeting central nervous system (“CNS”) disorders and rare diseases, while also expanding into the consumer longevity market with its Nugevia product line. Both efforts are powered by JOTROL™, the Company’s proprietary, enhanced resveratrol formulation that has demonstrated potential for significantly improved bioavailability. The Company’s prescription pipeline is focused broadly on CNS disorders, presently with an ongoing Phase IIa clinical study in Parkinson’s disease. The Company’s Nugevia product line brings clinical-grade science to the supplement space, supporting mental clarity, skin health, and mitochondrial function.

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

Standby Equity Purchase Agreement

On October 24, 2025, the Company entered into a Standby Equity Purchase Agreement, pursuant to which the Company has the right to sell to an investor up to $20.0 million of its common stock, par value $0.0001 per share, subject to certain limitations and conditions. See Note 5 – Standby Equity Purchase Agreement and Convertible Debt for further details.

Registered Direct Offering

On May 20, 2026, the Company entered into a Securities Purchase Agreement with investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Offering”), 95,238 shares of common stock of the Company at a price of $21.00 per share, for aggregate gross proceeds to the Company of approximately $2.0 million. Placement agent fees were $140,000 and proceeds before offering expenses were $1,860,000. The Shares were offered by the Company pursuant to a Registration Statement on Form S-3 (File No. 333-295085), which was filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2026, and was declared effective by the Commission on April 24, 2026 (the “Registration Statement”).

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

PharmAla Biotech Holdings Inc.

On May 19, 2026, the Company and PharmAla Biotech Holdings Inc. (“PharmAla”) executed a non-binding summary of proposed terms (the “Term Sheet”) describing a potential licensing transaction pursuant to which the Company would acquire from PharmAla exclusive and perpetual U.S. rights to ALA-002, a proprietary, next-generation MDMA formulation, together with related intellectual property, regulatory materials, tangible inventory, and certain contractual and regulatory rights (collectively, the “Assets”), subject to the Company’s compliance with the definitive agreements. PharmAla is a Canadian biotechnology company engaged in the research, development and GMP production of MDXX-class psychedelics, including clinical-grade MDMA and novel analogues, and owns a proprietary investigational compound known as ALA-002.

On July 20, 2026, the Company and PharmAla entered into a definitive Strategic Asset License Agreement (the “License Agreement”). Pursuant to the License Agreement, PharmAla granted the Company an exclusive royalty-bearing, sublicensable (subject to restrictions on sublicenses to persons engaged in a competing business without PharmAla’s prior written consent) license under PharmAla’s licensed intellectual property (including patents, know-how and regulatory documentation) to develop, manufacture and commercialize products incorporating or derived from ALA-002 (each, a “Licensed Product”), for all human therapeutic, prophylactic, palliative, diagnostic and supportive uses, solely in the United States of America, including its territories, possessions and commonwealths, and including Puerto Rico (the “Territory”). The license also permits us to manufacture Licensed Products outside the Territory solely for import and sale into the Territory. PharmAla retains all rights to ALA-002 and the licensed intellectual property outside the Territory. In connection with the license, PharmAla has agreed to make available to the Company certain licensed know-how, manufacturing and analytical information, and regulatory documentation reasonably necessary or useful for the Company to develop, manufacture and commercialize Licensed Products in the Territory.

The Company will pay PharmAla an aggregate upfront payment of $3,333,333 (the “Upfront Payment”), comprised of (i) $1,500,000 in cash (the “Initial Cash Consideration”), consisting of a $600,000 escrow deposit made at the time of entering into the non-binding term sheet on May 19, 2026 and $900,000 paid on signing of the definitive agreements on July 20, 2026, and (ii) $1,833,333 payable in shares of common stock (the “Equity Consideration”). We may elect to pay all or any portion of the Equity Consideration in cash. The Initial Cash Consideration is payable as a condition precedent to the effective date of the License Agreement. The shares of common stock will be issued no later than 30 days after the effective date based on the volume-weighted average price (“VWAP”) of shares of common stock for the 20 consecutive trading days ending on the trading day immediately preceding the issuance date, subject to a Nasdaq 19.99% exchange cap unless stockholder approval is obtained. The License Agreement includes a VWAP reset mechanic pursuant to which if the VWAP during the pricing window is less than the initial issuance price, the Company is required to issue additional shares (or, if the price falls below the Equity Floor Price, pay cash) to ensure PharmAla receives the full value of the Equity Consideration (the “VWAP Reset Mechanic”). The shares are subject to a 120-day lock-up period and registration rights, including our obligation to file a registration statement within 30 days following the issuance date. The Equity Consideration has not been issued as of the date of this filing.

The Company will pay PharmAla development milestone payments totaling up to $23,333,333, comprised of (i) $3,333,333 upon first dosing of the first patient in a Phase 3 clinical trial of a Licensed Product in the Territory (payable fifty percent (50%) in cash and fifty percent (50%), at PharmAla’s election, in cash or common stock) and (ii) $20,000,000 upon first FDA approval of an NDA for a Licensed Pr6oduct (payable in cash). Each development milestone payment is payable only once.

The Company will pay PharmAla commercialization milestone payments totaling up to $73,333,333, comprised of (i) $10,000,000 upon first achievement of $333,333,333 in net sales in the Territory, (ii) $30,000,000 upon first achievement of $1,000,000,000 in net sales in the Territory, and (iii) $33,333,333 upon first achievement of $2,000,000,000 in net sales in the Territory. Each commercialization milestone payment is payable only once.

Beginning with the calendar quarter in which the third commercialization milestone becomes payable, the Company will pay PharmAla a royalty of 3% of net sales of Licensed Products in the Territory during the term of the License Agreement.

The Company has the exclusive right and obligation to develop Licensed Products in the Territory and must use commercially reasonable efforts, at its sole cost and expense, to develop, obtain regulatory approval for, and commercialize Licensed Products in the Territory, including conducting clinical trials, making regulatory filings, and achieving first commercial sale within six months following NDA approval. The Company must also deliver quarterly progress reports to PharmAla during the development period. The Company has sole and exclusive responsibility for manufacturing ALA-002 and Licensed Products for use in the Territory. At our request, PharmAla will arrange supply of GMP-grade ALA-002 drug substance and/or drug product under a separate supply agreement to be negotiated on customary terms.

Unless earlier terminated, the License Agreement continues in perpetuity. Either party may terminate the License Agreement for an uncured material breach after a 90-day cure period (five Business Days for certain critical payment obligations, including the Upfront Payment, cash consideration payable as a condition to the effective date, and amounts payable in connection with the VWAP Reset Mechanic or the Nasdaq exchange cap, and 30 days for all other payment obligations). Either party may terminate immediately upon the other party’s insolvency or bankruptcy. PharmAla may terminate upon 90 days’ notice if the Company fails to achieve development milestones by applicable deadlines (subject to specified extensions) and such failure remains uncured. The Company may not consummate a change of control involving a competing business without PharmAla’s prior written consent, and PharmAla may terminate immediately if such a transaction is consummated without consent. We may terminate for convenience upon at least 180 days’ prior written notice, without relieving accrued payment obligations.

As of June 30, 2026, the definitive agreement had not yet been executed, and the $600,000 escrow deposit was recorded as a noncurrent asset in the accompanying condensed balance sheet. No assets or liabilities associated with the acquisition, other than the escrow deposit, were recognized as of June 30, 2026.

Reverse Stock Split

On August 6, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation and effected a 1-for-75 reverse stock split of its common stock (the “Reverse Stock Split”), effective at 4:01 p.m. Eastern Time. Every seventy-five shares of issued and outstanding common stock were combined into one share. The par value of the common stock remained $0.0001 per share, and the authorized number of common shares was not reduced. The Reverse Stock Split was effected on a holder-by-holder basis. No fractional shares were issued; fractional interests were rounded down, and holders otherwise entitled to a fractional share are entitled to cash in lieu thereof based on the split-adjusted closing sales price of the common stock on August 6, 2026. The Company’s common stock continues to trade under the symbol “JUNS,” and the post-split CUSIP number is 48208B302. Because the Reverse Stock Split became effective after June 30, 2026 but before issuance of these unaudited condensed financial statements, all common-share and per-share amounts for all periods presented, including weighted-average shares and net loss per share, shares underlying stock options, restricted stock units, and convertible securities, and applicable exercise and conversion prices, have been retrospectively adjusted to reflect the Reverse Stock Split. For outstanding equity awards, the number of shares underlying each award was adjusted on an award-by-award basis, with any resulting fractional award shares rounded down to the nearest whole share; no fractional award shares were carried forward. The reduction in the stated value of common stock was reclassified to additional paid-in capital. This presentation adjustment to the opening balances of common stock and additional paid in capital caused a decrease in common stock and an increase in additional paid-in capital by $4,919 and $3,399 as of June 30, 2026 and December 31, 2025, respectively, and did not affect total stockholders’ deficit.

Note 2 – Significant Accounting Policies

Basis of presentation, Liquidity and Management’s Plans

The accompanying condensed financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). U.S. GAAP contemplates the continuation of the Company as a going concern. For the six months ended June 30, 2026, the Company had net revenues from product sales of $42,897, incurred a net loss of $4,336,355 and had negative cash flows of $2,267,468, and a cumulative net loss since inception totaling $39,003,381.

In management’s opinion, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this report.

Management’s plans to address the Company’s liquidity needs include raising additional capital through the Company’s existing Standby Equity Purchase Agreement (“SEPA”) and, as necessary, through other equity or debt financing transactions. As of June 30, 2026, approximately $17.2 million of the $20.0 million aggregate commitment under the SEPA remained available; however, the Company’s ability to access this amount is subject to the availability of shares registered for resale, applicable contractual and regulatory limitations, prevailing market conditions and the trading price and trading volume of the Company’s common stock. On July 7, 2026, the SEC declared effective the Company’s registration statement on Form S-1 registering for resale by Yorkville up to an additional 213,333 shares of common stock that may be issued under the SEPA. The Company’s historically low trading volume may limit the amount and timing of proceeds that can realistically be raised under the SEPA, and therefore the Company cannot presently conclude that the entire remaining commitment will be available when needed. Management intends to utilize available capacity under the SEPA during the third and fourth quarters of 2026, subject to market conditions and applicable limitations, while concurrently evaluating additional financing alternatives to fund the Company’s operations and development activities. There is no assurance that the Company will be able to effect transactions on commercially reasonable terms, if at all.

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

Significant estimates during the six months ended June 30, 2026 and 2025, respectively, include valuation of stock-based compensation, uncertain tax positions, the valuation of debt instruments, and the valuation allowance on deferred tax assets.

Cash

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash balances with high-credit-quality financial institutions. At times, such balances may exceed federally insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”). In 2025, the Company has implemented a deposit insurance program in the Company’s primary account, whereby funds in excess of FDIC insurance limits are insured. The Company did not have any uninsured cash balances that exceeded the FDIC limit of $250,000.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. The Company evaluates inventory for excess or obsolescence based on forecasted demand and records reserves as necessary. As of June 30, 2026 and December 31, 2025, inventory totaled $135,290 and $159,790, respectively.

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

Other Assets

As of June 30, 2026, the Company had deposited $600,000 into escrow in connection with the PharmAla transaction, which was recorded as a noncurrent asset. Subsequent to June 30, 2026, the Company entered into a definitive license agreement with PharmAla Biotech Holdings Inc. for perpetual exclusive U.S. rights to ALA-002. See further discussion in Note 1 – Organization and Description of Business.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. As of June 30, 2026 and December 31, 2025, the Company concluded that a full valuation allowance is necessary for the net deferred tax assets.

Loss Per Share of Common Stock

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, convertible notes payable, stock options, and unvested restricted stock, which would result in the issuance of incremental shares of common stock, as calculated using the treasury method. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation.

As of June 30, 2026, there were 1,333 restricted stock units and 203,833 stock options excluded from the computation of diluted loss per share because their effect was anti-dilutive.

As of December 31, 2025, there were 21,680 restricted stock units and 156,331 stock options.

Stock-Based Compensation

The grant date fair value of stock-based awards issued to employees, non-employees and members of the board of directors, is determined using the Black-Scholes option pricing model and ratably expensed over the requisite service period, which is generally the vesting term of the award. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock, risk-free interest rates and future dividend yields.

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

Also see Note 5 - Standby Equity Purchase Agreement and Convertible Debt.

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

Note 3 – Related Party Transactions

As of June 30, 2026 and December 31, 2025, $84,105 and $64,105, respectively, were payable to Titan Advisory Services LLC (“Titan”), a company wholly owned by our Chief Financial Officer, pursuant to a Master Services Agreement (“MSA”) dated December 31, 2022. Under the MSA, Titan provides executive finance and corporate support services to the Company, including service by Saleem Elmasri as Chief Financial Officer.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$360,231	$131,130
Professional fees	493,916	467,167
License fee	37,500	-
Credit cards	26,596	40,349
Total accounts payable and accrued expenses	$918,243	$638,646

Additionally, as of June 30, 2026 and December 31, 2025, there was accrued compensation of $1,414,037 and $1,397,357, respectively, which includes accrued salaries and health benefits to executives since inception and accrued board fees. Since inception, executive salaries have been paid in cash when the Company’s cash flow has permitted such payment and unpaid salaries related to 2022 and 2023 remain unpaid.

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

In connection with the SEPA, Yorkville agreed to provide up to $6.0 million of pre-paid advances via convertible promissory notes (the “Convertible Notes”). On October 27, 2025, the Company received $3,720,000 and issued a $4.0 million note (7% original issue discount, “OID”). A second $1,860,000 tranche was received in December 2025, upon registration effectiveness and receipt of stockholder approval, against a $2.0 million note (7% OID). During the year ended December 31, 2025, the Company received aggregate proceeds of $5,100,000, after deducting $420,000 of OID and $480,000 of financing costs associated with the transaction. The Convertible Notes bear interest at 8% (increasing to 18% upon default), mature on October 24, 2026, and are convertible at $112.50 per share, subject to proportional anti-dilution and price-protection adjustments (not below a contractual floor). Under the original terms of the Convertible Notes, monthly installment payments were scheduled to begin January 7, 2026, with the Company required to repay one-tenth (1/10) of the then-outstanding principal plus accrued interest and a 5% premium applicable to cash repayments. As described below, the February 20, 2026 Omnibus Amendment deferred commencement of monthly installment payments to April 1, 2026 and revised the payment calculation and Advance Notice provisions.

As consideration for Yorkville’s commitment to purchase common stock at the Company’s direction pursuant to the SEPA, the Company (i) paid to Yorkville a cash “structuring fee” in the amount of $25,000 and (ii) upon execution of the SEPA, issued to Yorkville 1,759 Commitment Shares, which have a total aggregate dollar value equal to $200,000, or 1.0% of Yorkville’s $20.0 million aggregate purchase commitment under the SEPA (each Commitment Share valued at approximately $113.715 per share, representing the VWAP on October 23, 2025, the trading day immediately prior to the date of execution of the SEPA, rounded to the nearest whole share).

On February 20, 2026, the Company and Yorkville entered into an Omnibus Amendment (the “Amendment”). Among other changes, the Amendment revises the terms of the Convertible Notes to defer the commencement of monthly instalment payments to April 1, 2026, effectively providing an extension of approximately three months.

On June 26, 2026, the Company filed a registration statement on Form S-1 to register for resale by Yorkville up to an additional 213,333 shares of common stock that may be issued pursuant to future Advances under the SEPA. The Company will not receive proceeds from Yorkville’s resale of such shares. The Company may receive proceeds when and if it elects to issue and sell shares to Yorkville pursuant to future Advances under the SEPA. As of June 30, 2026, approximately $17.2 million of the $20.0 million aggregate commitment remained available, subject to the limitations and conditions contained in the SEPA.

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

The Convertible Notes accounted for under the fair value election are each debt host financial instruments containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the Convertible Notes are recorded as a component of Other (expense) income in the statements of operations, except that the change in estimated fair value attributable to a change in the instrument-specific credit risks is recognized as a component of other comprehensive income. The instrument specific credit risk associated with the Convertible Notes was de minimis. As a result of electing the fair value method, issuance costs related to the Convertible Notes, including the structuring fee and the commitment fee were expensed as incurred.

The following key assumptions were used in the Monte Carlo Simulation valuation at each measurement date:

Assumption	December 31, 2025	June 30, 2026
Stock Price (VWAP)	$74.25	$15.75
Volatility	~65%	~75%
Risk-Free Rates	3.4% – 4.7%	3.9% – 4.8%

Volatility was estimated using a combination of the Company’s historical volatility and that of comparable publicly traded companies.

As of December 31, 2025, the fair value of the Convertible Notes was $5,298,068. As of June 30, 2026, the fair value of the Convertible Notes was $1,528,469. Changes in fair value during the period were recognized in the Statements of Operations as Gain on change in fair value of convertible notes. The original issue discounts totaling $420,000 were incorporated into the initial and subsequent fair value measurements of the Convertible Notes.

For the three and six months ended June 30, 2026, the Company recognized a net gain on change in fair value of Convertible Notes of $549,098 and $550,380, respectively.

For the three and six months ended June 30, 2026, the Company incurred interest expense of $83,004 and $195,308, respectively. For the three and six months ended June 30, 2026, the Company paid interest of $99,445 and $210,924, respectively. Of these amounts, $21,399 and $125,426, respectively, were settled through the issuance of common stock, and $78,035 and $78,035 were settled through cash payments, respectively. Additionally, $0 and $7,463 of interest was settled through the conversion of Convertible Notes during the three and six-month period.

The Company also repaid principal of $2,713,683 and $3,206,058 during the three and six months ended June 30, 2026, respectively. Of these amounts, $2,290,801 and $2,683,176, respectively, were settled through the issuance of common stock, and $422,882 and $422,882 were settled through cash payments, respectively. Additionally, $100,000 of principal was settled through the conversion of Convertible Notes during the six-month period.

For the three and six months ended June 30, 2026, the share-settled payments for principal and interest were funded through the issuance and sale of approximately 64,000 and 77,279 shares of common stock during the three and six month periods, respectively, pursuant to the SEPA, at an average price of $36.13 per share and $36.34 per share, respectively.

The $100,000 of principal and $7,463 of accrued interest related to the 2025 Convertible Notes were settled through the conversion of 1,519 shares of common stock at a conversion price of approximately $70.75 per share.

As of December 31, 2025, the Company incurred $61,723 of interest expense and paid $22,251 through the sale of 267 shares of common stock at an average price of approximately $83.25 through the SEPA.

Since inception and through June 30, 2026, we have issued and sold approximately 77,546 shares of common stock to Yorkville pursuant to the SEPA in connection with the settlement of Prepaid Advances and issued 1,519 shares of common stock upon conversion of a portion of the Convertible Notes into common stock, for aggregate net proceeds to us of $2,937,948. As of June 30, 2026, the outstanding principal balance on the Convertible Notes is $2,791,624.

A summary of activity of the Convertible Notes, which represent the Level III fair value measurements, is presented below:

Notes
Balance at December 31, 2025	$5,298,068
Repayments	(472,375)
Fair value change	(1,282)
Balance at March 31, 2026	$4,824,411
Repayments	(2,746,844)
Fair value change	(549,098)
Balance at June 30, 2026	$1,528,469

Note 6 – Stockholders’ Equity (Deficit)

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Company had 664,670 shares of common stock issued and outstanding as of June 30, 2026. There was no preferred stock issued and outstanding as of June 30, 2026.

On May 20, 2026, the Company entered into a Securities Purchase Agreement with investors (the “Investors”), pursuant to which the Company sold, in a registered direct offering by the Company directly to the Investors (the “Offering”), 95,238 shares of common stock of the Company at a price of $21.00 per share, for aggregate gross proceeds to the Company of approximately $2.0 million. Placement agent fees were $140,000 and proceeds before offering expenses were $1,860,000.

On October 24, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) and related Registration Rights Agreement with YA II PN, Ltd. (“Yorkville”), providing the Company the right, but not the obligation, to sell up to $20.0 million of common stock from time to time, subject to customary conditions, including an effective resale registration statement. Since inception and through June 30, 2026, we have issued and sold approximately 77,546 shares of common stock to Yorkville pursuant to the SEPA, including shares of common stock issued in connection with the settlement of Prepaid Advances and 1,519 shares of common stock upon conversion of the Convertible Notes, for aggregate net proceeds to us of $2,937,948.

Equity Awards and Compensation Arrangements

On June 5, 2026, the Company entered into Amendment No. 3 to Alison Silva’s employment agreement, appointing Ms. Silva as Chief Operating Officer and President and increasing her base salary to $340,200 from $315,000. In connection with the amendment, on June 2, 2026, the Board approved a one-time option grant to Ms. Silva to purchase up to 8,000 shares of common stock under the 2025 Equity Incentive Plan, vesting over three years commencing September 2, 2026 in equal quarterly installments.

On June 2, 2026, the Compensation Committee approved stock option grants to each independent non-employee director to purchase up to 1,333 shares of common stock under the 2025 Equity Incentive Plan, vesting over three years commencing September 2, 2026 in equal quarterly installments.

On June 2, 2026, the Board approved 28,820 stock options to executive officers under the 2025 Equity Incentive Plan. The Board also approved a one-time option grant to the Chief Financial Officer to purchase up to 2,666 shares of common stock. Each grant vests over three years commencing September 2, 2026 in equal quarterly installments.

On June 29, 2026, in connection with his appointment to the Board of Directors, the Company granted Tomas J. Philipson, Ph.D. options to purchase an aggregate of 7,152 shares of common stock under the 2025 Equity Incentive Plan. The grants consisted of (i) an option to purchase 1,200 shares in connection with his appointment and (ii) an option to purchase 5,952 shares in lieu of the annual cash retainer and committee fees otherwise payable for his service on the Board and its committees. The options have an exercise price equal to the fair market value of the Company’s common stock on the grant date and vest in equal quarterly installments over 36 months, subject to Dr. Philipson’s continued service as a director.

During the six months ended June 30, 2026, the Company issued 667 shares of Common Stock, with an aggregate fair value of $46,750, as consideration for services rendered related to media and investor relations activities, strategic communications support, enhancement to the Company’s market visibility and shareholder engagement. The fair value of the shares issued was determined based on the market price of the Company’s Common Stock at the date of issuance and is included in general and administrative expenses in the accompanying condensed statement of operations.

Service Agreement

On June 3, 2024, The Company entered into service agreements with three separate entities, each with a 36-month term. In connection therewith the Company issued an aggregate of 46,500 restricted shares of Common Stock, 15,500 ratably to each entity with an aggregate fair value at issuance totaling $4,638,375 which were registered upon the closing of the IPO in December 2024. In addition, each of the entities agreed to and ultimately purchased 500 shares of the Company’s Common Stock at a purchase price of $99.75 per share prior to the effective date of the IPO, resulting in aggregate proceeds of $150,000.

Pursuant to the agreements, the counterparties are obligated to perform certain services, as defined, and the Company is recognizing the fair value of the issued restricted shares as compensation expense over the 36-month term, the requisite service period. During the three months ended June 30, 2026 and 2025, the Company recorded compensation expense of $380,183 in each period, related to the agreement, which is included in general and administrative expenses in the accompanying condensed statements of operations.

Stock Options

On April 2, 2026, the Company granted an aggregate of 2,666 stock options to two consultants with an exercise price of $27.75 per share and a grant date fair value of $73,982. The stock options have a 10-year term and 25% of the stock options vest immediately on the grant date, with 2,000 options vesting in equal monthly installments over 36 months. On June 2, 2026, the Company also issued 46,690 stock options to executive officers, board members, and certain employees with an exercise price of $20.85 per share and a grant date fair value of $973,487. The stock options have a 10-year term and 25% of the stock options vest commencing from September 2, 2026, in equal quarterly installments over 36 months. On June 29, 2026, the Company also issued 7,152 stock options to a new board of director member with an exercise price of $21.00 per share and a grant date fair value of $150,192. The stock options have a 10-year term and vest in equal quarterly installments over 36 months.

The significant inputs utilized to determine the grant date fair value of stock options issued during the six month periods ended June 30, 2026, and 2025 were as follows:

	June 30,	June 30,
	2026	2025
Dividend Yield	0%	0%
Weighted average expected term (years)	6.25	5.38
Volatility	173-179%	101.98%
Risk-free rate	4.31-4.46%	4.18%
Weighted average exercise price	$0.28	$0.97

A summary of activity for the six months ended June 30, 2026, after giving effect to the Reverse Stock Split, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	156,331	$77.56	5.4	$1,772,167
Granted	56,502	21.19
Exercised	(9,000)	0.61
Forfeited	-	-
Outstanding as of June 30, 2026	203,833	65.33	6.6	-
Exercisable as of June 30, 2026	138,395	81.50	5.0	-

The following table summarized information about employee stock options outstanding as of June 30, 2026:

	Outstanding Options		Vested Options
Exercise Price	Number Outstanding at June 30, 2026	Weighted Average Remaining Life	Number Exercisable at June 30, 2026	Weighted Average Remaining Life
$20.85	46,684	9.94	-	-
$21.00	7,152	10.00	-	-
$27.65	2,666	9.76	832	9.76
$55.47	22,099	2.57	22,099	2.57
$60.00	37,109	2.80	37,109	2.80
$72.75	3,333	8.92	2,137	8.92
$89.25	4,765	9.01	-	-
$92.25	6,461	9.19	2,654	9.19
$100.00	72,814	6.58	72,814	6.58
$162.00	750	4.96	750	4.96
	203,833	6.56	138,395	5.02

For the six months ended June 30, 2026, the Company recognized stock-based compensation expense of $991,989, consisting of $945,239 related to stock options and $46,750 related to shares issued for services.

Restricted Stock Units

On April 30, 2026, the Company granted Victoria Silvstedt 1,333 restricted stock units under the 2025 Equity Incentive Plan, with each restricted stock unit representing the right to receive one share of the Company’s common stock. Twenty-five percent of the award vested on the grant date, and the remaining restricted stock units vest in four equal quarterly installments through April 30, 2027, subject to continued service. As of June 30, 2026, 1,333 shares were outstanding, of which 333 were vested and 1,000 were unvested.

There was $1,681,992 unrecognized stock-based compensation expense as of June 30, 2026, which will be recognized over a period of approximately 2.6 years.

Note 7 – Commitments and Contingencies

Legal Matters

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to, among other things, intellectual property, commercial arrangements, employment, and regulatory matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2026, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

Office Lease

On May 1, 2021, the Company entered into a 61-month operating lease for office space for a base rent of $3,783 subject to a 3% yearly escalation. The lease terminated on May 30, 2026.

On June 1, 2026, the Company commenced a new operating lease for office space with a term of 76 months. This lease provides for an initial monthly base rent of $3,650 subject to a 3% yearly escalation.

As of June 30, the Company’s operating lease right-of-use asset, net (ROU) is $219,864 and the total lease liability is $220,607 based on an incremental borrowing rate of 8%.

June 30,
2026
Operating lease right-of-use asset (“ROU”) is summarized below:
Office lease ROU	$222,796
Less accumulated reduction	(2,932)
Balance of ROU, net	$219,864

Operating lease liability related to the ROU asset is summarized below:
Office lease liability	$219,146
Change in lease liability	1,461
Total	$220,607

Future minimum lease liability payments under the non-cancellable operating lease at June 30, 2026 is as follows:

2026	10,950
2027	44,567
2028	45,906
2029	47,281
2030	48,693
2031	50,150
2032	38,579
286,126
Less: imputed interest	(65,519)
Total lease liabilities	$220,607

Current operating lease liabilities	15,539
Non-current operating lease liabilities	205,068
Total lease liabilities	$220,607

Consulting Agreements

On December 15, 2024, the Company entered into a 36-month strategic services agreement with Dominant Treasure Health Company Limited to support product development and distribution in Southeast Asia for a $2.3 million fee, plus a 5% success fee on certain distribution-related payments. The $2.3 million fee is being expensed over the agreement term. For each of the six months ended June 30, 2026 and 2025, the Company recognized $380,183 of related consulting expense.

Licensing and Royalty Agreements - Aquanova AG

On September 13, 2016, the Company entered into a license agreement with Aquanova AG granting the Company exclusive worldwide rights to develop, manufacture and commercialize JOTROL™ and related products. The agreement provides for annual license fees of $75,000 until marketing approval, milestone payments of $200,000 per approved territory, up to $600,000, and royalties of 5% of net sales, subject to an option to reduce the royalty to 1.25% in exchange for a $3.0 million payment following U.S. marketing approval. No marketing approval had been received as of June 30, 2026. Accrued license fees were $37,500 and $0 as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, $37,500 and $0 of accrued license fees are included in accounts payable and accrued expenses on the balance sheet, respectively.

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

Segment information for the three months ended June 30, 2026 is presented below:

	Pharmaceutical Operations	Premium Nutritional Supplements	Total Reportable Segments	Corporate / Other	Total
Revenue	-	24,245	24,245	-	24,245
Cost of goods sold	-	3,181	3,181	-	3,181
Research and development	600,353	-	600,353	-	600,353
Selling, general and administrative	503,223	386,645	889,868	1,273,788	2,163,656
Segment net loss	(1,103,576)	(365,581)	(1,469,157)	(1,273,788)	(2,742,945)
Other interest income (expense), net	-	-	-	468,548	468,548
Net loss	(1,103,576)	(365,581)	(1,469,157)	(805,240)	(2,274,397)

Segment information for the six months ended June 30, 2026 is presented below:

	Pharmaceutical Operations	Premium Nutritional Supplements	Total Reportable Segments	Corporate / Other	Total
Revenue	-	42,897	42,897	-	42,897
Cost of goods sold	-	7,543	7,543	-	7,543
Research and development	1,011,402	-	1,011,402	-	1,011,402
Selling, general and administrative	705,531	856,526	1,562,057	2,167,840	3,729,897
Segment net loss	(1,716,933)	(821,172)	(2,538,105)	(2,167,840)	(4,705,945)
Other interest income (expense), net	-	-	-	369,590	369,590
Net loss	(1,716,933)	(821,172)	(2,538,105)	(1,798,250)	(4,336,355)

Note 9 – Subsequent Events

On July 20, 2026, the Company entered into a definitive license agreement with PharmAla Biotech Holdings Inc. (“PharmAla”) for perpetual exclusive U.S. rights to ALA-002. In connection with the agreement, the Company made an additional $900,000 cash payment, for a total upfront cash consideration of $1.5 million and is to issue PharmAla $1.83 million in equity securities for a total upfront consideration of $3.33 million. See further details in Note 1 – Organization and Description of Business.

Subsequent to June 30, 2026 and through the date of this filing, the Company sold 105,413 shares of common stock under the SEPA at an average price of $13.55 per share, resulting in gross proceeds of $1,428,864.

At the July 22, 2026 Annual Meeting, the Company’s stockholders also approved an amendment to the 2025 Equity Incentive Plan to increase the number of shares available for issuance by 5,250,000 pre-split shares, equivalent to 70,000 post-split shares after giving effect to the Reverse Stock Split.

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

Unless the context otherwise requires references to, “JUNS,” “we,” “us,” “our,” or the “Company” refers to Jupiter Neurosciences, Inc.

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

The Company completed preclinical studies at the University of Miami for Parkinson’s Disease in 2021. These studies used a validated mouse model to mimic human disease characteristics. JOTROL™ demonstrated consistent improvements in motor coordination, endurance, and strength across multiple endpoints in a validated Parkinson’s disease model, with statistically significant benefits versus untreated disease controls. The promising results have led the Company to initiate a Phase IIa clinical trial for Parkinson’s Disease, which received final IND approval by the FDA in November of 2025 and started in the second quarter of 2026, with results anticipated 12 months later. The Company also aims to investigate other CNS indications, such as Mild Cognitive Impairment (“MCI”) and Alzheimer’s disease, following the Parkinson’s study.

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

On May 19, 2026, the Company and PharmAla Biotech Holdings Inc. (“PharmAla”) executed a non-binding summary of proposed terms (the “Term Sheet”) describing a potential licensing transaction pursuant to which the Company would acquire from PharmAla exclusive and perpetual U.S. rights to ALA-002, a proprietary, next-generation MDMA formulation, together with related intellectual property, regulatory materials, tangible inventory, and certain contractual and regulatory rights (collectively, the “Assets”), subject to the Company’s compliance with the definitive agreements. PharmAla is a Canadian biotechnology company engaged in the research, development and GMP production of MDXX-class psychedelics, including clinical-grade MDMA and novel analogues, and owns a proprietary investigational compound known as ALA-002.

On July 20, 2026, the Company and PharmAla entered into a definitive Strategic Asset License Agreement (the “License Agreement”). Pursuant to the License Agreement, PharmAla granted the Company an exclusive royalty-bearing, sublicensable (subject to restrictions on sublicenses to persons engaged in a competing business without PharmAla’s prior written consent) license under PharmAla’s licensed intellectual property (including patents, know-how and regulatory documentation) to develop, manufacture and commercialize products incorporating or derived from ALA-002 (each, a “Licensed Product”), for all human therapeutic, prophylactic, palliative, diagnostic and supportive uses, solely in the United States of America, including its territories, possessions and commonwealths, and including Puerto Rico (the “Territory”). The license also permits us to manufacture Licensed Products outside the Territory solely for import and sale into the Territory. PharmAla retains all rights to ALA-002 and the licensed intellectual property outside the Territory. In connection with the license, PharmAla has agreed to make available to the Company certain licensed know-how, manufacturing and analytical information, and regulatory documentation reasonably necessary or useful for the Company to develop, manufacture and commercialize Licensed Products in the Territory.

The Company will pay PharmAla an aggregate upfront payment of $3,333,333 (the “Upfront Payment”), comprised of (i) $1,500,000 in cash (the “Initial Cash Consideration”), consisting of a $600,000 escrow deposit made at the time of entering into the non-binding term sheet on May 19, 2026 and $900,000 paid on signing of the definitive agreements on July 20, 2026, and (ii) $1,833,333 payable in shares of common stock (the “Equity Consideration”). We may elect to pay all or any portion of the Equity Consideration in cash. The Initial Cash Consideration is payable as a condition precedent to the effective date of the License Agreement. The shares of common stock will be issued no later than 30 days after the effective date based on the volume-weighted average price (“VWAP”) of shares of common stock for the 20 consecutive trading days ending on the trading day immediately preceding the issuance date, subject to a Nasdaq 19.99% exchange cap unless stockholder approval is obtained. The License Agreement includes a VWAP reset mechanic pursuant to which if the VWAP during the pricing window is less than the initial issuance price, the Company is required to issue additional shares (or, if the price falls below the Equity Floor Price, pay cash) to ensure PharmAla receives the full value of the Equity Consideration (the “VWAP Reset Mechanic”). The shares are subject to a 120-day lock-up period and registration rights, including our obligation to file a registration statement within 30 days following the issuance date. The Equity Consideration has not been issued as of the date of this filing.

The Company will pay PharmAla development milestone payments totaling up to $23,333,333, comprised of (i) $3,333,333 upon first dosing of the first patient in a Phase 3 clinical trial of a Licensed Product in the Territory (payable fifty percent (50%) in cash and fifty percent (50%), at PharmAla’s election, in cash or common stock) and (ii) $20,000,000 upon first FDA approval of an NDA for a Licensed Pr6oduct (payable in cash). Each development milestone payment is payable only once.

The Company will pay PharmAla commercialization milestone payments totaling up to $73,333,333, comprised of (i) $10,000,000 upon first achievement of $333,333,333 in net sales in the Territory, (ii) $30,000,000 upon first achievement of $1,000,000,000 in net sales in the Territory, and (iii) $33,333,333 upon first achievement of $2,000,000,000 in net sales in the Territory. Each commercialization milestone payment is payable only once.

Beginning with the calendar quarter in which the third commercialization milestone becomes payable, the Company will pay PharmAla a royalty of 3% of net sales of Licensed Products in the Territory during the term of the License Agreement.

The Company has the exclusive right and obligation to develop Licensed Products in the Territory and must use commercially reasonable efforts, at its sole cost and expense, to develop, obtain regulatory approval for, and commercialize Licensed Products in the Territory, including conducting clinical trials, making regulatory filings, and achieving first commercial sale within six months following NDA approval. The Company must also deliver quarterly progress reports to PharmAla during the development period. The Company has sole and exclusive responsibility for manufacturing ALA-002 and Licensed Products for use in the Territory. At our request, PharmAla will arrange supply of GMP-grade ALA-002 drug substance and/or drug product under a separate supply agreement to be negotiated on customary terms.

Unless earlier terminated, the License Agreement continues in perpetuity. Either party may terminate the License Agreement for an uncured material breach after a 90-day cure period (five Business Days for certain critical payment obligations, including the Upfront Payment, cash consideration payable as a condition to the effective date, and amounts payable in connection with the VWAP Reset Mechanic or the Nasdaq exchange cap, and 30 days for all other payment obligations). Either party may terminate immediately upon the other party’s insolvency or bankruptcy. PharmAla may terminate upon 90 days’ notice if the Company fails to achieve development milestones by applicable deadlines (subject to specified extensions) and such failure remains uncured. The Company may not consummate a change of control involving a competing business without PharmAla’s prior written consent, and PharmAla may terminate immediately if such a transaction is consummated without consent. We may terminate for convenience upon at least 180 days’ prior written notice, without relieving accrued payment obligations.

As of June 30, 2026, the definitive agreement had not yet been executed, and the $600,000 escrow deposit was recorded as a noncurrent asset in the accompanying condensed balance sheet. No assets or liabilities associated with the proposed acquisition, other than the escrow deposit, were recognized as of June 30, 2026.

On June 5, 2026, the Company amended Alison Silva’s employment agreement in connection with her appointment as Chief Operating Officer and President, increasing her annual base salary from $315,000 to $340,200. In connection with her appointment, the Board also approved a one-time grant of options to purchase 8,000 shares of the Company’s common stock under the 2025 Equity Incentive Plan.

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

Financial Position

For the six months ended June 30, 2026 and 2025, we generated net revenues of $42,897 and $0, respectively from product sales and reported net losses of $4,336,355 and $3,781,832, respectively, and negative cash flow from operating activities of $3,727,022 and $1,891,263, respectively. As noted in our financial statements, as of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $39,003,381 and $34,667,026, respectively. There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings. See “Risk Factors” included herein and in our Annual Report on Form 10-K for additional discussion of risks associated with our capital requirements.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations for the three months ended June 30, 2026 and June 30, 2025, have been derived from the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the Three Months Ended
	June 30, 2026	June, 2025

Product revenues, net	24,245	-
Cost of goods sold	3,181	-
Gross Profit	$21,064	$-

Expenses:
Research and development	600,353	759,448
General and administrative	2,163,656	1,505,432
Total operating expenses	2,764,009	2,264,880

Operating loss	(2,742,945)	(2,264,880)

Other Income (Expenses):
Interest income	10,068	13,050
Gain on change in fair value of convertible notes	549,098	-
Interest expense	(90,618)	(1,135)
Total other income (expenses), net	468,548	11,915

Net loss	$(2,274,397)	$(2,252,965)

Net loss per common share:
Basic and diluted	$(4.08)	$(5.09)

Weighted average number of common shares outstanding:
Basic and diluted	557,567	442,413

Research and Development Expenses

Research and development (“R&D”) expenses were $600,353 for three months ended June 30, 2026 compared to $759,448 for the three months ended June 30, 2025, representing a decrease of $159,095, or 21%. The decrease in research and development expenses was primarily driven by decreases in payroll and consulting expenses of $100,675, clinical trial expenses of $58,269, and other expenses of $151.

General and Administrative Expenses

General and administrative expenses were $2,163,656 for the three months ended June 30, 2026 compared to $1,505,432 for the three months ended June 30, 2025, representing an increase of $658,224, or 44%. The increase is due to increases in payroll and consulting expenses of $648,734 and investor and public relation expenses of $33,519, offset by decreases in Nugevia related expenses of $4,826 and other expenses of $19,203.

Interest Income

Interest income was $10,068 for the three months ended June 30, 2026, compared to $13,050 for the three months ended June 30, 2025, representing a decrease of $2,982, or 23%. The decrease was primarily attributable to lower average cash balances maintained in the Company’s money market accounts during the 2026 period.

Interest Expense

Interest expense was $90,618 for the three months ended June 30, 2026, compared to $1,135 for the three months ended June 30, 2025, representing an increase of $89,483, or 7,884%. The significant increase in the current period is due to interest related to the convertible promissory notes.

Gain on Change in Fair Value of Convertible Notes

The Company recognized a $549,098 gain from marking to market the Convertible Notes during the three months ended June 30, 2026.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations for the six months ended June 30, 2026 and June 30, 2025, have been derived from the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	For the Six Months Ended
	June 30, 2026	June 30, 2025

Product revenues, net	42,897	-
Cost of goods sold	7,543	-
Gross Profit	$35,354	$-

Expenses:
Research and development	1,011,402	1,226,193
General and administrative	3,729,897	2,576,690
Total operating expenses	4,741,299	3,802,883

Operating loss	(4,705,945)	(3,802,883)

Other Income (Expenses):
Interest income	28,472	23,415
Gain on change in fair value of convertible notes	550,380	-
Interest expense	(209,262)	(2,364)
Total other income (expenses), net	369,590	21,051

Net loss	$(4,336,355)	$(3,781,832)

Net loss per common share:
Basic and diluted	$(8.44)	$(8.49)

Weighted average number of common shares outstanding:
Basic and diluted	514,059	445,256

Research and Development Expenses

R&D expenses were $1,011,402 for six months ended June 30, 2026 compared to $1,226,193 for six months ended June 30, 2025, representing a decrease of $214,791, or 18%. The decrease in research and development expenses was primarily driven by decreases in clinical trial expenses of $112,383, payroll and consulting expenses of $98,906, and other expenses of $9,528, offset by increases in meetings and conferences expenses of $6,026.

General and Administrative Expenses

General and administrative expenses were $3,729,897 for the six months ended June 30, 2026 compared to $2,576,690 for the six months ended June 30, 2025, representing an increase of $1,153,207, or 45%. The increase is due to increases in payroll and consulting expenses of $808,277, Nugevia related expenses of $179,999, investor and public relations expenses of $116,901 and other expenses of $48,030.

Interest Income

Interest income was $28,472 for the six months ended June 30, 2026, compared to $23,415 for the six months ended June 30, 2025, representing an increase of $5,057, or 22%. The increase was primarily attributable to higher average cash balances maintained in the Company’s money market accounts during the 2026 period.

Interest Expense

Interest expense was $209,262 for the six months ended June 30, 2026, compared to $2,364 for the six months ended June 30, 2025, representing an increase of $206,898, or 8,752%. The significant increase in the current period is due to interest related to the convertible promissory notes.

Gain on Change in Fair Value of Convertible Notes

The Company recognized a $550,380 gain from marking to market the Convertible Notes during the six months ended June 30, 2026.

Liquidity and Capital Resources; Plan of Operations

As of June 30, 2026, we had cash and cash equivalents of $1,521,874. Our cash equivalents are held in a high yield savings account. Since inception, we have incurred net losses and negative cash flows from operations. On June 30, 2026, we had an accumulated deficit of $39,003,381.

Historically, we have financed our operations primarily by selling common stock and convertible debt.

On May 20, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors 95,238 shares of common stock at a price of $21.00 per share, for aggregate gross proceeds to the Company of approximately $2.0 million before deducting the placement agent’s fees and related offering expenses. The Shares were offered by the Company pursuant to a Registration Statement on Form S-3 (File No. 333-295085), which was filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2026, and was declared effective by the Commission on April 24, 2026.

On October 24, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) and related Registration Rights Agreement with YA II PN, Ltd. (“Yorkville”), providing the Company the right, but not the obligation, to sell up to $20.0 million of common stock from time to time, subject to customary conditions, including an effective resale registration statement. In connection with the SEPA, Yorkville agreed to provide $6.0 million of pre-paid advances via convertible promissory notes. During the year ended December 31, 2025, the company received aggregate proceeds of $5,100,000, which is net of $420,000 of issuance discounts and $480,000 of financing costs associated with the transaction. During the six months ended June 30, 2026, the Company received aggregate proceeds of $2,808,602 from sales of common stock under the SEPA which were used to pay interest and principal on the convertible promissory notes.

On December 2, 2024, the Company priced its initial public offering of 36,667 shares of common stock at a price of $300.00 per share. The offering closed on December 4, 2024, and the Company started trading on the Nasdaq Capital Market under the ticker symbol “JUNS”. The Company sold 36,667 shares of its Common Stock to the underwriters and yielded proceeds of $9,725,213, net of underwriters and other fees of $1,274,787.

On August 6, 2026, the Company effected a 1-for-75 Reverse Stock Split. The Reverse Stock Split did not generate any proceeds or change the Company’s aggregate stockholders’ deficit. The Reverse Stock Split was intended to assist the Company in seeking to regain compliance with Nasdaq’s minimum bid price requirement; however, it does not assure continued listing and does not, by itself, address the separate market value of listed securities requirement.

For the six months ended June 30, 2026 and 2025, we generated net revenues of $42,897 and $0, respectively from product sales and reported net losses of $4,336,355 and $3,781,832, respectively, and negative cash flow from operating activities of $3,727,022 and $1,891,263, respectively. As noted in our financial statements, as of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $39,003,381 and $34,667,026, respectively. There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings.

Management’s plans to address the Company’s liquidity needs include raising additional capital through the Company’s existing Standby Equity Purchase Agreement (“SEPA”) and, as necessary, through other equity or debt financing transactions. As of June 30, 2026, approximately $17.2 million of the $20.0 million aggregate commitment under the SEPA remained available; however, the Company’s ability to access this amount is subject to the availability of shares registered for resale, applicable contractual and regulatory limitations, prevailing market conditions and the trading price and trading volume of the Company’s common stock. On July 7, 2026, the SEC declared effective the Company’s registration statement on Form S-1 registering for resale by Yorkville up to an additional 213,333 shares of common stock that may be issued under the SEPA. The Company’s historically low trading volume may limit the amount and timing of proceeds that can realistically be raised under the SEPA, and therefore the Company cannot presently conclude that the entire remaining commitment will be available when needed. Management intends to utilize available capacity under the SEPA during the third and fourth quarters of 2026, subject to market conditions and applicable limitations, while concurrently evaluating additional financing alternatives to fund the Company’s operations and development activities. There is no assurance that the Company will be able to effect transactions on commercially reasonable terms, if at all.

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

Cash Flows for the Six Months Ended June 30, 2026 and 2025

The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30,
	2026	2025
Net cash flows from operating activities	$(3,727,022)	$(1,891,263)
Net cash flows from financing activities	$1,459,554	$-
Net increase (decrease) in cash	$(2,267,468)	$(1,891,263)

Net Cash Flows From Operating Activities:

Net cash used in operating activities was $3,727,022 for the six months ended June 30, 2026, compared to $1,891,263 for the six months ended June 30, 2025. The increase was primarily attributable to an increase in net loss to $4,336,355 in 2026 from $3,781,832 in 2025, a $550,380 non-cash gain on the change in fair value of convertible notes, the $600,000 PharmAla escrow deposit, an increase in accounts receivable of $7,604, an increase in other assets of $22,467, and a decrease in accrued interest of $39,829. These uses of cash were partially offset by non-cash adjustments, including stock-based compensation of $991,989 in 2026 compared to $883,942 in 2025, amortization of prepaid contracts of $380,183 in 2026 compared to $380,182 in 2025, and $131,479 of interest expense paid through the issuance of common stock in 2026. Changes in working capital also included an increase in accounts payable and accrued expenses of $279,597 in 2026 compared to $177,481 in 2025, an increase in accrued compensation of $16,680 in 2026 compared to $442,826 in 2025, and a decrease in inventory of $24,500.

Net Cash Flows From Financing Activities:

Net cash provided by financing activities was $1,459,554 for the six months ended June 30, 2026, compared to no cash provided by or used in financing activities for the six months ended June 30, 2025. The increase in net cash provided by financing activities was primarily attributable to $1,860,000 from the Company’s offering and $5,507 of proceeds from the exercise of stock options, partially offset by $405,953 of payments on convertible notes payable.

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

Related Party Transactions

As of June 30, 2026 and December 31, 2025, $84,105 and $64,105, respectively, were payable to Titan Advisory Services LLC (“Titan”), a company wholly owned by the Company’s Chief Financial Officer, pursuant to a Master Services Agreement (“MSA”) dated December 31, 2022. Under the MSA, Titan provides executive finance and corporate support services to the Company, including services by Saleem Elmasri as Chief Financial Officer.

Critical Accounting Policies

Our accounting policies are more fully described in Note 2 - Significant accounting policies to our financial statements included as part of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were ineffective due to a material weakness in our ability to adequately segregate responsibility over financial transaction processing and reporting. Based on the number of personnel available to serve the Company’s accounting function, management believes we are not able to adequately segregate responsibility over financial transaction processing and reporting. Further, the Company does not have a formal internal control environment in place and operating effectively. As such, we have identified these issues as material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of internal controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be materially and adversely affected and the market price of our common stock could be negatively affected, which could require additional financial and management resources.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to, among other things, intellectual property, commercial arrangement, employment, and regulatory matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2026, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

ITEM 1A. RISK FACTORS

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q, and the risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. Any of the risk factors contained in our Annual Report on Form 10-K, as well as additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially affect our business, results of operations, and financial condition or future results, which in turn could materially and adversely affect the trading price of shares of our Common Stock. As of the date of this Quarterly Report on Form 10-Q, there have been no material updates or changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K, except as follows:

We have limited cash resources and will need additional financing to continue our operations; if we are unable to obtain sufficient capital, satisfy our obligations under our financing arrangements or consummate strategic transactions, we may be forced to significantly curtail or cease operations and may seek protection under bankruptcy or insolvency laws or pursue a liquidation, dissolution or wind-down.

Our current cash balance is not sufficient to fund our planned operations and satisfy our obligations for the next twelve months, and we will require substantial additional capital to continue operating our business. If we are unable to raise sufficient additional capital in the near term, we may be required to significantly reduce, delay, or discontinue our operations, reduce headcount, defer or terminate development or commercialization activities, sell or license assets on unfavorable terms, or pursue other strategic alternatives. These alternatives may not be available on acceptable terms, or at all, and may not provide sufficient liquidity to enable us to continue as a going concern.

If we are unable to obtain adequate financing or consummate a strategic transaction, we may be forced to seek protection under applicable bankruptcy or insolvency laws or pursue a liquidation, dissolution, wind-down, or similar proceeding. In that event, holders of our common stock could lose all or substantially all of their investment, and any recovery by stockholders would depend on the amount, if any, remaining after the satisfaction of our obligations to creditors and any holders of securities senior to our common stock.

The Company’s failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of its securities.

Our common stock is currently listed for trading on Nasdaq. On March 21, 2025, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company was not in compliance with the minimum bid price requirement set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. Listing Rule 5550(a)(2) requires the registrant to maintain a minimum bid price of $1.00 USD per share for its securities listed on Nasdaq, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s shares for the 30 consecutive business days prior to that notice (February 6, 2025 through March 20, 2025), the Company did not meet the Minimum Bid Price Requirement. On July 9, 2025, the Company received a written notice from the Nasdaq stating that the Company has since regained compliance with Listing Rule 5550(a)(2) because the closing bid price of the Company’s Common Stock has been $1.00 USD per share or greater for a period of thirteen (13) days (June 18, 2025 to July 8, 2025).

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

On August 6, 2026, the Company effected a 1-for-75 reverse stock split (the “Reverse Stock Split”) of its common stock, which was approved by the Company’s stockholders at the annual meeting of stockholders held on July 22, 2026. The Reverse Stock Split became effective at 4:01 p.m. Eastern Time on August 6, 2026, and the Company’s common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on August 7, 2026 under the ticker symbol “JUNS.” The Reverse Stock Split reduced the number of outstanding shares of common stock from approximately 57,756,143 shares to approximately 770,081 shares and was intended to increase the per share trading price of the Company’s common stock to enable the Company to regain compliance with the Minimum Bid Price Requirement. Although the Company effected the Reverse Stock Split to address the Minimum Bid Price Requirement deficiency, there can be no assurance that the closing bid price of the Company’s common stock will remain at or above $1.00 per share for the requisite period, or at all, following the Reverse Stock Split.

If the Company does not regain compliance with the Minimum Bid Price Requirement by August 25, 2026, the Company may be eligible for an additional 180-day compliance period, provided that it meets all other initial listing standards for The Nasdaq Capital Market, other than the Minimum Bid Price Requirement, and provides written notice of its intention to cure the deficiency. If the Company does not regain compliance with the MVLS Requirement within the applicable compliance period, Nasdaq will provide notice that the Company’s common stock is subject to delisting. In such event, the Company may appeal the delisting determination to a hearings panel. The Reverse Stock Split does not directly address the MVLS Requirement, which is based on the aggregate market value of the Company’s listed securities rather than the per share bid price, and there can be no assurance that the Company will regain compliance with the MVLS Requirement by the August 25, 2026 deadline.

The receipt of the Notices has no immediate effect on the listing of the Company’s common stock, and the common stock will continue to trade on Nasdaq under the symbol “JUNS” during the applicable compliance periods. However, there can be no assurance that the Company will be successful in regaining or maintaining compliance with the Nasdaq continued listing requirements. If the Company fails to regain compliance and its securities are delisted from Nasdaq, such delisting could adversely affect the market liquidity of the Company’s common stock, the ability of the Company to raise capital, and the price at which the common stock trades.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

1.1	Form of Placement Agent Agreement, dated May 20, 2026, by and between the Company and D. Boral Capital LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2026).

3.1	Certificate of Amendment to the Certificate of Incorporation of Jupiter Neurosciences, Inc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2026).

10.1	Form of Securities Purchase Agreement, dated as of May 20, 2026, by and between Jupiter Neurosciences, Inc. and the purchaser parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2026).

10.2+	Amendment No. 3 to Executive Employment Agreement, dated as of June 5, 2026, between the Company and Alison Silva (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2026).

10.3†	Strategic Asset License Agreement, dated as of July 20, 2026, by and between PharmAla Biotech Holdings Inc. and Jupiter Neurosciences, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**

101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensation plan or arrangement.

† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the omitted information is not material and is the type of information that the registrant customarily and actually treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jupiter Neurosciences, Inc.

Date: August 14, 2026	/s/ Christer Rosén
Christer Rosén
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	/s/ Saleem Elmasri
Saleem Elmasri
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

